Form 10QSB
period 1996-03-31
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1996-05-10
CIK 880858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10938

                   SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                 (Name of Small Business Issuer in its charter)


          Delaware                                  13-3584740
(State of other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)


                 431 FAYETTE AVENUE, MAMARONECK, NEW YORK 10543
          (Address of principal executive offices, including zip code)

                                 (914) 698-5353
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (1)  Yes       [X]              No        [ ]

                   (2)  Yes       [X]              No        [ ]

          The number of shares outstanding of the Registrant's sole class of common stock, as of March 31, 1996 was 5,974,066 shares.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS.

          Index to Financial Statements                   Page
          Consolidated Balance Sheet at
          March 31, 1996 and December 31, 1995.             3


          Consolidated Statement of Income
          for the three months ended
          March 31, 1996 and 1995.                          4

          Consolidated Statement of Cash Flows
          for the three months ended
          March 31, 1996 and 1995.                          5


          Consolidated Statement of Shareholders' Equity
          for the three months ended March 31, 1996         6

          Notes to Consolidated Financial Statements        7-8

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations     9-12

ITEM 2.   PRO FORMA INFORMATION                             13

          Pro Forma Consolidated Statement of
          Income for the three months ended
          March 31, 1995 (Unaudited)                        14

          Notes to Unaudited Pro Forma Consolidated
          Statement of Income for the three months
          ended March 31, 1996                              15



PART II               OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                  16-17



SIGNATURE PAGE                                              18

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                        MARCH 31     DECEMBER 31
               ASSETS                                     1996          1995
                                                       (UNAUDITED)
                                                       -----------   -----------
Current Assets:
 Cash  and cash equivalents                            $ 2,352,807   $ 4,244,075
 Accounts receivable, less allowance for
 doubtful accounts of $86,000                            5,861,270     3,580,791
 Inventories                                             7,157,587     4,735,967
 Prepaid expenses and other current assets                 640,262       561,395
                                                       -----------   -----------
Total current assets                                    16,011,926    13,122,228
                                                       -----------   -----------
Property and Equipment-at cost, net of accumulated
depreciation anamortization of $4,717,104
and $4,204,498 respectively                             12,082,751    11,042,546
                                                       -----------   -----------


Other Assets-net of accumulated amortization
 Deferred financing costs                                   22,330        30,007
 Technology rights and intellectual property               791,427       805,401
 Goodwill                                               14,912,422    10,724,346
 Other                                                     713,015       346,253
                                                       -----------   -----------
Total other assets                                      16,439,194    11,906,007
                                                       -----------   -----------
Total Assets                                           $44,533,871   $36,070,781
                                                       ===========   ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                      $ 2,409,663   $ 1,478,946
 Accrued expenses                                        1,467,481       911,269
 Current portion of obligations under capital lease        725,126       588,351
 Current portion of long term debt                         615,000       343,333
 Amounts due to related parties                                  0       625,000
                                                       -----------   -----------
Total current liabilities                                5,217,270     3,946,899

Deferred income taxes                                      613,460       563,460
Long term debt                                           5,985,000       600,833
Obligations under capital leases                         2,136,873     1,698,328
                                                       -----------   -----------
Total Liabilities                                       13,952,603     6,809,520
                                                       -----------   -----------
Shareholders' Equity:
 Preferred stock-$.10 par value;authorized 1,000,000
  shares,none issued Common stock-$.10 par value;
  authorized 10,000,000 shares, issued 6,274,066           627,407       619,007
  and 6,190,066 shares, respectively
 Additional paid-in-capital                             27,536,102    27,214,097
 Retained Earnings                                       2,417,759     1,428,157
                                                       -----------   -----------
                                                        30,581,268    29,261,261
 Less: Treasury stock:300,000 shares, at cost                    0             0
                                                       -----------   -----------
Shareholders' Equity                                    30,581,268    29,261,261
                                                       -----------   -----------
Total Liabilities And Shareholders' Equity             $44,533,871   $36,070,781
                                                       ===========   ===========

                 See Notes to Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                    For The Three Months
                                                       Ended March 31,
                                                     1996           1995
                                                  -----------   -----------
Net Sales                                         $ 7,922,007   $ 4,694,308
Service Revenue                                     3,326,256     1,776,418
                                                  -----------   -----------
Total Revenue                                      11,248,263     6,470,726

Cost of Goods Sold                                  5,825,969     3,092,430
Cost of Services Performed                          1,692,901       762,213
                                                  -----------   -----------
Total Cost of Goods Sold and Services Performed     7,518,870     3,854,643
                                                  -----------   -----------
Gross Profit                                        3,729,393     2,616,083

Selling, General and Administrative Expenses        1,876,210     1,604,895
                                                  -----------   -----------
Operating Income                                    1,853,183     1,011,188

Interest Expense (Net)                                203,100       378,957
                                                  -----------   -----------
Income Before Provision for Income Taxes            1,650,083       632,231

Provision for Income Taxes                            660,481       122,693
                                                  -----------   -----------
Net Income                                        $   989,602   $   509,538
                                                  ===========   ===========

Income per Common Share                                 $0.16         $0.12
                                                  ===========   ===========

Weighted Average Number of Common
Shares Outstanding                                  6,093,932     4,235,931
                                                  ===========   ===========














                 See Notes to Consolidated Financial Statements

                 SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (UNAUDITED)

                                                             FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                1996          1995
                                                            -----------    -----------
Cash Flows From Operating Activities:
Net Income                                                  $   989,602    $   509,538
 Adjustments To Reconcile Net Income To Net
 Cash Used In Operating Activities:
  Depreciation And Amortization Of Property And Equipment       512,606        349,056
  Other Amortization                                            169,746        118,422
  Deferred Income Taxes                                                         50,000
 Changes In Operating Assets And Liabilities:
  Increase In Accounts Receivable                            (1,174,675)      (370,148)
  Increase In Inventories                                      (663,308)      (464,481)
  Increase In Prepaid Expenses And Other Current Assets        (154,242)      (189,475)
  Increase In Accounts Payable                                  156,787         84,630
  Increase (Decrease) In Accrued Expenses                       271,907       (197,754)
                                                            -----------    -----------
Net Cash Provided By (Used In) Operating Activities             158,423       (160,212)
                                                            -----------    -----------
Cash Flows From Investing Activities:

 Purchase Of Property And Equipment                            (369,237)      (603,523)
 Increase In Other Assets                                      (352,487)       (61,693)
 Acquisition of Subsidiary                                   (6,213,906)
                                                            -----------    -----------
Net Cash Used In Investing Activities                        (6,935,630)      (665,216)
                                                            -----------    -----------
Cash Flows From Financing Activities:

 Proceeds From Redemption Of Warrants                                        1,130,117
 Proceeds From Exercise Of Stock Options                        184,155         51,205
 Proceeds From Long Term Debt                                 6,000,000
 Payments Under Revolving Credit
                                                                              (570,000)
 Payments Under Capital Leases                                 (177,050)       (85,161)
 Payment Under Term Loan Agreements                            (496,166)      (210,834)
 Borrowing Under Equipment Line Of Credit                                      183,600
 Decrease In Amounts Due Related Parties                       (625,000)      (118,590)
                                                            -----------    -----------
Net Cash Provided By Financing Activities                     4,885,939        380,337
                                                            -----------    -----------
Net Decrease In Cash                                         (1,891,268)      (445,091)
Cash At Beginning Of Period                                   4,244,075        567,714
                                                            -----------    -----------
Cash At End Of Period                                       $ 2,352,807    $   122,623
                                                            ===========    ===========

Supplemental schedule of noncash investing and
 financing activity:
  Machinery and equipment acquired under capital leases        $752,370    $    18,849





                 See Notes To Consolidated Financial Statements

                 SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                        (UNAUDITED)
                          FOR THE THREE MONTHS ENDED MARCH 31, 1996

                       -----------------------------------------------

                        Preferred Stock         Common Stock         Additional                    Treasury Stock      Total
                      ------       ------   ----------------------   Paid-In      Retained      --------------------   Shareholders'
                      Shares       Amount    Shares       Amount     Capital      Earnings        Shares     Amount    Equity
                      ------       ------    ------       ------     ----------   ---------       ------     ------    -------------
Balance at
January 1,1996         0           $0       6,190,066     $619,007  $27,214,097   $1,428,157      300,000    $0         $29,261,261


Issuance Of
Common Stock
Through The
Exercise Of Stock
Options                                        69,000        6,900      177,255                                             184,155


Issuance Of
Common Stock In
Connection With
The Acquisition Of
A Subsidiary                                   15,000        1,500      144,750                                             146,250


Net Income                                                                           989,602                                989,602

                      ------       ------   ---------     --------  -----------   ----------      -------    ------    -------------
Balance at
March 31, 1996         0           $0       6,274,066     $627,407  $27,536,102   $2,417,759      300,000    $0         $30,581,268
                      ======       ======   =========     ========  ===========   ==========      =======    ======    =============





                 See Notes To Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




1. The consolidated balance sheet as of March 31, 1996, the consolidated statement of income for the three months ended March 31, 1996 and 1995, the consolidated statement of cash flows for the three months ended March 31, 1996 and 1995 and the consolidated statement of shareholders' equity for three months ended March 31, 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.


2. Earnings per share - Earnings per share are computed using the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of employee stock options and stock warrants during the periods presented.


3. See the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 for additional disclosures relating to the Company's financial statements.


4. A provision of $660,000 for income taxes has been made for the three months ended March 31, 1996 as compared to a $123,000 provision in the comparable 1995 period. In the three month period ended March 31, 1996, the Company's earnings were taxed at an effective tax rate of 40% as compared to an effective tax rate of 19.4% in the comparable 1995 period. The effective tax rate in the 1995 period was lower than the effective tax rate in the 1996 period due to the utilization of consolidated net operating loss carryforwards in the 1995 period.


5. Effective January 2, 1996, the Company acquired all of the common stock of Retconn Incorporated ("Retconn"), a manufacturer of coaxial contacts and connectors for $5,750,000 in cash, subject to an adjustment of approximately $190,000, based on the closing net worth as defined in the stock purchase agreement. This business combination was accounted for as a purchase. The Company also issued 15,000 of its common shares, valued at $146,250, in conjunction with the acquisition. In addition, the Company incurred approximately $620,000 in costs associated with the Retconn acquisition. The fair value of the assets acquired, including approximately $4,336,000 allocated to goodwill, which is being amortized over 25 years, amounted to $7,674,000 and liabilities assumed amounted to $968,000.


6. On December 20, 1995, the Company entered into a $7,500,000 revolving credit facility, a $2,000,000 capital lease facility and a $10,000,000 uncommitted line of credit with the Bank. The working capital portion of the revolving credit facility is $5,000,000 and letter of credit portion of the facility is $2,500,000. The revolving credit facility bears interest at the bank's loan pricing rate and is unsecured with the exception of a first priority security interest in the Company's gold inventory in the event of a drawing under the letter of credit. The facility is also guaranteed by each of the Company's subsidiaries and a fee equal to one half percent of the $7,500,000 line has been paid. The maturity date of the facility is June 30, 1997 and requires the Company to maintain certain financial ratios and subjects the Company to certain restrictions. The $2,000,000 capital lease facility is to be used for equipment lease transactions and will bear interest at prevailing interest rates at lease inception dates and will provide for a bargain purchase at the end of such leases. The bank will have a first priority security interest in the equipment which is leased under the facility. The Company does not pay any fee for the $10,000,000 uncommitted line and therefor the availability of the line is at the discretion of the bank. The Company has utilized $6,000,000 of the $10,000,000 uncommitted line for the Retconn acquisition, and paid a fee for the use of the loan facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1995)

Total revenues for the three month period ended March 31, 1996 increased $4,778,000, or 73.8%, over the comparable 1995 period. This increase was primarily due to the inclusion of $2,687,000 of revenues from Retconn, Inc. ("Retconn"), which was acquired by the Company as of January 2, 1996; a 87.2% increase in revenues at American Silicon Products ("ASP"), primarily as a result of increased capacity and a 23.1% increase in revenues at the parent company, primarily as a result of increased sales of precision metal stampings and tape and reel packaged products. Revenues at Polese Company decreased 2.9% from the comparable 1995 period. For the three month period ended March 31, 1996 and 1995, direct sales of the Company's products into foreign markets accounted for approximately 9.6% and 5.9%, respectively, of consolidated revenues. The Company does not maintain any foreign manufacturing operations. Foreign sales are made through seventeen foreign manufacturer's representatives and are priced and paid for in U.S. dollars.

Gross profit for the three month period ended March 31, 1996 increased $1,113,000, or 42.6%, from the comparable 1995 period. Approximately $877,000 of this increase was attributable to the inclusion of Retconn's gross profit. ASP's gross profit increased 61.0%, the parent company's gross profit increased 2.8% and Polese Company's gross profit decreased 74.6% from the comparable 1995 period. The decrease in gross profit at Polese Company was primarily attributable to the temporary curtailment of operations at its plating facility in February due to production difficulties, which difficulties have since been resolved. As a result of lower margins at Polese Company and the inclusion of Retconn's operations (gross margins of Retconn are less than those of ASP) gross margin decreased to 33.2% in the three month period ended March 31, 1996 from 40.4% in the comparable 1995 period.

Selling, general and administrative ("SG&A") expenses in the three month period ended March 31, 1996 increased $271,000, or 16.9%, over the comparable 1995 period. This increase was due to the inclusion of Retconn's SG&A costs. SG&A expenses as a percentage of sales decreased from 24.8% in the three month period ended March 31, 1995 to 16.7% in the comparable 1996 period.

Net interest expense for the three month period ended March 31, 1996 decreased $176,000, or 46.4%, from the comparable 1995 period. The decrease was primarily related to a $213,000 decrease in interest expense at ASP. Debt incurred in the ASP acquisition was retired using a portion of the Company's July 1995 public offering. In the three month period ended March 31, 1996, the Company also earned $37,000 in interest income from short term cash investments.

In the three month period ended March 31, 1996, the Company recorded a $660,000 provision for income taxes as compared to a $123,000 provision for income taxes in the comparable 1995 period. In the three month period ended March 31, 1996, the Company's earnings were taxed at an effective tax rate of 40% as compared to an effective tax rate of 19.4% in the comparable 1995 period. The effective tax rate in the 1995 period was lower than the 1996 period due to the utilization of net operating loss carryforwards in the 1995 period.

As a result of the foregoing, net income increased by $480,000, or 94.2% in the three month period ended March 31, 1996 over the comparable 1995. In the three month period ended March 31, 1996, the parent company, Retconn and ASP were profitable and Polese Company experienced approximately $227,000 in after tax losses. Approximately 87% of the after tax loss at Polese Company for the three month period ended March 31, 1996, was incurred in the month of February when Polese Company experienced operating difficulties. It is expected that Polese Company's profitability will improve as it adds new copper tungsten heat dissipation product business and improves its productivity.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its capital needs through the proceeds of its public offerings, its revolving credit facility and term loans from First Union Bank (the "Bank") and cash flow from operations.

At March 31, 1996, the Company had a cash balance of $2,353,000 and an available balance on its revolving credit facility of $5,000,000.

Net cash provided by operating activities in the three month period ended March 31, 1996 amounted to $158,000 as compared to $160,000 in net cash used in operating activities in the comparable 1995 period. Cash generated from operating activities in the 1996 period increased over the 1995 period primarily as the result of a $480,000 increase in net income in the 1996 period over the 1995 period. In the 1996 period, depreciation and amortization of property and equipment and other amortization increased $164,000 and $51,000, respectively, over the comparable 1995 period. These increases were due to increased investments made by the Company for property and equipment in 1995 and from amortization of goodwill associated with the Retconn acquisition. In the 1996 period, the Company recorded a net deferred tax liability of $50,000 representing the tax effects of temporary differences between the Company's book and tax bases. In the 1996 period, the Company used $1,175,000 and $663,000 of cash derived from operations to fund increases in accounts receivable and inventories, respectively, as compared to using $370,000 and $464,000, respectively, in the comparable 1995 period. The increase in the Company's accounts receivable and inventories were made to support increased sales volumes. Prepaid expenses and other current assets increased $154,000 and $189,000 in the 1996 and 1995 periods, respectively, primarily due to increases in refundable deposits made on fixed asset additions. Accounts payable increased $157,000 and $85,000 in the 1996 and 1995 periods, respectively, due to increased business levels. Accrued expenses increased $272,000 in the 1996 period due to increased provisions for income taxes.

      To support the Company's growth and enhance its profitability, the Company in the 1996 period invested $369,000 in property, machinery, equipment, tooling and leasehold improvements, compared to an investment of $604,000 in the 1995 period. This investment excludes $752,000 and $19,000 invested in the 1996 and 1995 periods, respectively, for equipment purchased under capital leases. The majority of the capital lease arrangements which the Company and its subsidiaries have entered into have lease terms of five years and provide for a bargain purchase when the lease term expires. At March 31, 1996, the Company had capital commitments in the approximate amount of $1,800,000 for the acquisition of certain equipment for the ongoing upgrading of the Company's manufacturing equipment and the expansion of its manufacturing capabilities. The Company believes that the lease financing available to it for certain equipment, together with cash flow from operations will be sufficient to fund its capital needs.

       Other assets increased $352,000 and $62,000 in the 1996 and 1995 period, respectively, primarily due to an increase in deposits on equipment to be purchased by the Company.

      Effective January 2, 1996, the Company acquired all of the common stock of Retconn, a manufacturer of coaxial contacts and connectors, for $5,750,000 in cash, subject to an adjustment of approximately $190,000, based on the closing net worth as defined in the stock purchase agreement. This business combination was accounted for as a purchase. The Company also issued 15,000 of its common shares, valued at $146,250, in conjunction with the acquisition. In addition, the Company incurred approximately $620,000 in costs associated with the Retconn acquisition. The fair value of the assets acquired, including approximately $4,336,000 allocated to goodwill, which is being amortized over 25 years, amounted to $7,674,000 and liabilities assumed amounted to approximately $968,000.

      As a result of the foregoing, the Company used $6,936,000 and $665,000 in its investing activities in the 1996 and 1995 period, respectively.

      On February 8, 1994, the Company registered 698,625 shares of common stock purchasable pursuant to the exercise of redeemable warrants. The redeemable warrants were distributed without cost as a distribution to the Company's stockholders of record as of February 8, 1994. Stockholders received one redeemable warrant for each share of common stock held by the stockholder. Each redeemable warrant was exercisable to purchase one-half (1/2) share of common stock at an exercise price of $2.00 per share. Certain stockholders of the Company, including, but not limited to, the Company's Chairman and three of its directors, agreed to contribute the redeemable warrants issued to them back to the Company. Consequently, the additional 831,000 shares which would have been issuable upon the exercise of such redeemable warrants were not issued or sold. The registration statement also related to shares of the Company's common stock issuable upon the exercise of warrants to purchase 170,250 shares held by the warrant solicitation agent and certain of its affiliates. On January 24, 1995, the Company called its Common Stock Purchase Warrants for redemption. As of the redemption date, February 23, 1995, all but 98,918 purchase warrants were exercised. In the three month period ended March 31, 1995, the Company received net proceeds of $1,130,000 from the redemption of common stock purchase warrants and solicitation agent warrants.

      In the three month periods ended March 31, 1996 and 1995, the Company received $184,000 and $51,000, respectively, from the exercise of stock options.

      In connection with the Retconn acquisition, on January 4, 1996, the Company entered into a term loan with the Bank in the principal amount of $6,000,000. The loan bears interest at the Bank's loan pricing rate (8.25% at March 31, 1996) and the principal is payable in 48 consecutive monthly installments of $125,000 commencing on February 1, 1997. Interest on the loan is payable monthly and commenced on February 1, 1996.

      On December 20, 1995, the Company entered into a $7,500,000 revolving credit facility, a $2,000,000 capital lease facility and a $10,000,000 uncommitted line of credit with the Bank. $5,000,000 of the revolving credit facility is available to the Company for working capital purposes and $2,500,000 is used for a standby letter of credit to support the Company's gold consignment arrangement with a financial institution. The revolving credit facility bears interest at .25% under the Bank's loan pricing rate and is unsecured with the exception of a first priority security interest in the Company's gold inventory in the event of a drawing under the letter of credit. The facility is also guaranteed by each of the Company's subsidiaries. A fee equal to one half percent of the $7,500,000 line was paid. The maturity date of the facility is June 30, 1997. The $2,000,000 capital lease facility will be used for equipment lease transactions and will bear interest at prevailing rates at lease inception dates and will provide for a bargain purchase at the end of such leases. The Bank will have a first priority security interest in the equipment which is leased under the facility. The Company will not pay any fee for the $10,000,000 uncommitted line and therefor the availability of the line will be at the discretion of the Bank. The Company has utilized $6,000,000 of the $10,000,000 uncommitted line for the Retconn acquisition, and paid a fee for the use of the loan facility. The loan agreement provides, among other things, that the Company maintain certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends.

        In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry for $250,000 in cash and a $750,000 note, as modified, including interest at 7% per annum. In the three month period ended March 31, 1995, Mr. Polese received $100,000 in payments on the notes. In 1995, the note was paid in full and as a result Mr. Polese received principal payments of approximately $424,000. For a period of ten years, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. To date, no payments have been made pursuant to this agreement.

      To facilitate the acquisition by the Company of Polese Company on May 27, 1993, the Company entered into a $1,200,000 five year term loan agreement with the Bank. The term loan agreement calls for the repayment of the loan in twenty equal installments which commenced on October 1, 1993. Further, on December 16, 1993, the Company entered into a $465,000 five year term loan agreement with the Bank. The term loan agreement calls for the repayment of such loan in eighteen equal installments which commenced on April 1, 1994. The term loans bore interest at the Bank's loan pricing rate plus 1.5%. The term loans are collateralized with a blanket lien on substantially all of the parent company's assets, excluding the common stock and assets of its subsidiaries. As of March 31, 1996, the Company repaid all amounts due under the $465,000 term loan and had an outstanding balance of $600,000 due on the $1,200,000 term loan.

      The Company has, and expects to be able to continue to, meet its obligations to the Bank from cash generated from operations. As at March 31, 1996, the Company was in compliance with all of the covenants contained in its loan agreements.

      In conjunction with the ASP acquisition, certain of the former stockholders of ASP were to receive one-third of ASP's adjusted earnings before interest and taxes in excess of $650,000 per fiscal quarter, (the "Consulting Agreements"), through December 31, 1999. Payments and accruals for amounts due under the Consulting Agreements have been recorded on the Company's books as additional purchase price. In the fourth quarter of 1995, the Company bought out the remaining four years of payments due under the Consulting Agreements for $725,000 in cash and notes (of which $625,000 was outstanding at December 31, 1995) and 52,500 shares of the Company's common stock. In January 1996, the Company paid the $625,000 note in full.

      As a result of the above, net cash provided by financing activities amounted to $4,886,000 and $380,000 in the three month periods ended March 31, 1996 and 1995, respectively. As a result of the Company's operations and financing activities, shareholders' equity increased $1,320,000 in the three month period ended March 31, 1996.

      The Company continually seeks to broaden its product lines by various means, including through possible acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing. The Company believes such financing would be available for an appropriate acquisition. However, there can be no assurance that debt financing or another form of debt or equity financing would be available for a potential acquisition when desired by the Company.

      The Company believes that it has the capacity for growth and that its working capital and internally generated funds combined with its bank line of credit, the proceeds it has received from its public offerings, and from other sources of financing, will be sufficient to satisfy the Company's currently anticipated cash requirements on both a short-term and long-term basis.

                   PRO FORMA INFORMATION


      The following unaudited pro forma combined financial statements and explanatory notes are presented to reflect the acquisition of the business of Retconn Incorporated ("Retconn ") by Semiconductor Packaging Materials Co., Inc. (the "Company") effective as of January 2, 1996.

      The pro forma statement of income gives effect to these transactions as if they had occurred at the beginning of the period presented.

      The pro forma information should be read in conjunction with (1) the historical financial statements for the Company, including the related notes thereto, included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 (2) the historical financial statements of Retconn, including the related notes thereto and (3) the Company's Form 8-K and 8-K/A filed on January 5, 1996 and March 15, 1996, respectively.

      The pro forma information is not necessarily indicative of the combined results of operations or combined financial position that would have resulted had the acquisition been consummated as of the date noted above, nor is it necessarily indicative of the combined results of operations in any future period or of the future combined financial position.

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                  PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                               (UNAUDITED)

                                                 For The Months Ended March 31, 1995
                                                 -------------------------------------------------
                                                 Historical

                                                 Semiconductor
                                                 Packaging
                                                 Materials
                                                 Co., Inc. and   Retconn                      Pro Forma
                                                 Subsidiaries    Incorporated   Adjustments   As Adjusted
                                                 ------------    ------------   -----------   -----------
Net sales                                         $4,694,308    $1,964,798                      $6,659,106
Service revenue                                    1,776,418                                     1,776,418
                                                  ----------    ----------     ---------        ----------
Total revenue                                      6,470,726     1,964,798                       8,435,524

Cost of goods Sold                                 3,092,430     1,285,231          (245)(1)     4,377,416
Cost of services performed                           762,213                                       762,213
                                                  ----------    ----------     ---------        ----------

Total cost of goods sold and services performed    3,854,643     1,285,231          (245)        5,139,629

Gross profit                                       2,616,083       679,567           245         3,295,895

Selling, general and administrative expenses       1,604,895       198,016        44,054(4)      1,846,965
                                                  ----------    ----------     ---------        ----------

Operating income                                   1,011,188       481,551       (43,809)        1,448,930

Interest expense (net)                               378,957         6,824       135,000(2)        513,957
                                                                                  (6,824)(3)
                                                  ----------    ----------     ---------        ----------

Income before provision for income                   632,231       474,727      (171,985)          934,973

Provision for income taxes                           122,693                     125,411(5)        248,104
                                                  ----------    ----------     ---------        ----------
Net income                                          $509,538      $474,727     $(297,396)         $686,869
                                                  ==========    ==========     =========        ==========

Net income per common share                            $0.12    $47,472.70                           $0.16
                                                  ==========    ==========     =========        ==========


Weighted average number of common                                                    (10)(6)
shares outstanding                                 4,235,931            10        15,000(6)      4,250,931
                                                  ==========    ==========     =========        ==========

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995


(1) Adjustment which reflects three months of depreciation expense on Retconn Incorporated machinery and equipment and furniture and fixtures at appraised values amounting to $431,204, assuming an estimated useful life of seven years on a straight line basis adjusted by actual depreciation expense on machinery and equipment and furniture and fixtures recorded by Retconn Incorporated for the three months ended March 31, 1995, amounting to $15,645.

(2) Adjustment which records interest expense on a $6,000,000 term note with a floating rate yielding an effective interest rate of approximately 9.0%.

(3) Adjustment which records reduction in interest expense on $200,000 term note repaid concurrent with the acquisition.

(4) Adjustment which records the amortization of the excess of the purchase price paid for the fair market value of all tangible and identifiable intangible assets acquired less liabilities assumed, totaling $4,405,430, amortized over an estimated useful life of twenty-five years.

(5) Federal income taxes have been provided for the year ended December 31, 1995 primarily because Retconn Incorporated prior to its acquisition by the Company, was treated as an S corporation for federal income tax purposes. The income tax provision of $125,411 represents Retconn's net income of $474,727 less total pre-tax pro forma adjustments of $171,985 adjusted for Connecticut income taxes of 11.25% and federal income taxes of 34%.

(6) Adjustment which reflects the issuance of 15,000 shares of the Company's common stock commensurate with the acquisition and the retirement of (10) S corporation shares.

PART II.

        OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


Reports on Form 8-K

(b) A Form 8-K and Form 8-K/A, reporting events under Items 2 and 5 was filed by the Company on January 5, 1996 and March 15, 1996.


     Financial Statements and Exhibits Filed with the Form 8-K and Form 8-K/A listed above, are herein incorporated by reference.

(a)     Financial Statements of Business Acquired

        Independent Auditor's Report

        1. Balance Sheet as of December 31, 1995 (audited)

        2. Statement of Income for the years ended
           December 31, 1995 and 1994 (audited)

        3. Statement of Shareholders' Equity for the years ended December 31, 1995 and 1994 (audited)

        4. Statement of Cash Flows for the years ended December 31, 1995 and 1994 (audited)

        5. Notes to Financial Statements

(b)     Pro Forma Financial Information:

        1. Pro Forma Information

        2. Pro Forma Consolidated Balance Sheet as of
           December 31, 1995 (unaudited)

        3. Notes to Unaudited Pro Forma Consolidated
           Balance Sheet as of December 31, 1995

        4. Pro Forma Consolidated Statement of Income
           For the Year Ended December 31, 1995
           (unaudited)

        5. Notes to Unaudited Pro Forma Consolidated
           Statement of Income For the Year Ended
           December 31, 1995



(C)       Exhibits.

   1.Stock  Purchase  Agreement  dated as of  October  20,  1995  among  Retconn
     Acquisition, Inc. and Daniel A. Le Donne, The Richard C. Ashworth 1993 Trust, Richard C. Ashworth, individually, and William G. White and Retconn Incorporated.


   2.Agreement dated January 4, 1996 between Retconn  incorporated and Daniel A.
     Le Donne.

   3.Closing Date  Agreement  dated January 4, 1996 among  Retconn  Acquisition,
     Inc. and Daniel A. Le Donne, The Richard C. Ashworth 1993 Trust, Richard C. Ashworth, individually, and William G. White and Retconn Incorporated.

                                   SIGNATURES




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               SEMICONDUCTOR PACKAGING
                                   MATERIALS CO., INC.


DATE:     MAY 10, 1996         By:   /S/ GILBERT D. RAKER
                                    --------------------------
                               Name:    Gilbert D. Raker
                               Title:   Chairman of the Board
                                        and Chief Executive Officer


DATE:     MAY 10, 1996         By:   /S/ ANDREW A. LOZYNIAK
                                    --------------------------
                               Name:    Andrew A. Lozyniak
                               Title:   Treasurer and Secretary
                                        (Chief Accounting Officer)