Form 10QSB/A
period 1996-03-31
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1996-06-26
CIK 880858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A


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


Date:    June 26, 1996         By:   /s/ GILBERT D. RAKER
                                     ------------------------------
                               Name:    Gilbert D. Raker
                               Title:   Chairman of the Board
                                        and Chief Executive Officer


Date:    June 26, 1996         By:   /s/ ANDREW A. LOZYNIAK
                                     ------------------------------
                               Name:    Andrew A. Lozyniak
                               Title:   Treasurer and Secretary
                                        (Chief Accounting Officer)