Form 10QSB
period 1996-06-30
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1996-08-14
CIK 880858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                (1)  Yes       [X]              No        [ ]

                (2)  Yes       [X]              No        [ ]

          The number of shares outstanding of the Registrant's sole class of common stock, as of June 30, 1996 was 5,976,266 shares.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.



               INDEX TO FINANCIAL STATEMENTS                   PAGE
               -----------------------------                   ----
               Consolidated Balance Sheet at
               June 30, 1996 and December 31, 1995.             3

               Consolidated Statement of Income
               for the three and six months ended
               June 30, 1996 and 1995.                          4

               Consolidated Statement of Cash Flows
               for the three and six months ended
               June 30, 1996 and 1995.                          5

               Consolidated Statement of Shareholders' Equity
               for the six months ended June 30, 1996           6

               Notes to Consolidated Financial Statements       7

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8-12

ITEM 2.        PRO FORMA INFORMATION                            13

               Pro Forma Consolidated Statement of
               Income for the three months ended
               June 30, 1995 (Unaudited)                        14

               Notes to Unaudited Pro Forma Consolidated
               Statement of Income for the three months
               ended June 30, 1995                              15

               Pro Forma Consolidated Statement of
               Income for the six months ended
               June 30, 1995 (Unaudited)                        16

               Notes to Unaudited Pro Forma Consolidated
               Statement of Income for the six months
               ended June 30, 1995                              17

PART II        OTHER INFORMATION

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS                              18

SIGNATURE PAGE                                                  19

EXHIBITS                                                        20


          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                 JUNE 30,    DECEMBER 31,
ASSETS                                                            1996           1995
                                                              (UNAUDITED)
                                                               -----------   ------------
Current Assets:
 Cash  and cash equivalents                                    $ 2,251,406   $ 4,244,075
 Accounts receivable, less allowance for doubtful
 accounts of $116,000 and  $86,000, respectively                 5,970,330     3,580,791
 Inventories                                                     7,480,277     4,735,967
 Prepaid expenses and other current assets                         621,691       561,395
                                                               -----------   -----------
Total current assets                                            16,323,704    13,122,228
                                                               -----------   -----------
Property and Equipment-at cost, net of accumulated
depreciation and amortization of $5,277,889
and $4,204,498 respectively                                     13,507,194    11,042,546
                                                               -----------   -----------

Other Assets-net of accumulated amortization
 Deferred financing costs                                           15,006        30,007
 Technology rights and intellectual property                       777,453       805,401
 Goodwill                                                       14,785,791    10,724,346
 Other                                                           1,030,924       346,253
                                                               -----------   -----------
Total other assets                                              16,609,174    11,906,007
                                                               -----------   -----------
Total Assets                                                   $46,440,072   $36,070,781
                                                               ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                              $ 2,047,526   $ 1,478,946
 Accrued expenses                                                2,128,496       911,269
 Current portion of obligations under capital leases               818,759       588,351
 Current portion of long -term debt                                990,000       343,333
 Amounts due to related parties                                          0       625,000
                                                               -----------   -----------
Total current liabilities                                        5,984,781     3,946,899
                                                               -----------   -----------
Deferred income taxes                                              676,760       563,460
Long -term debt                                                  5,520,000       600,833
Obligations under capital leases                                 2,400,936     1,698,328
                                                               -----------   -----------
Total Liabilities                                               14,582,477     6,809,520
                                                               -----------   -----------
Shareholders' Equity:
 Preferred stock-$.10 par value; authorized 1,000,000
  shares, none issued Common stock-$.10 par value;
  authorized 10,000,000 shares, issued 6,276,266
  and 6,190,066 shares, respectively                               627,627       619,007
 Additional paid-in-capital                                     27,539,658    27,214,097
 Retained Earnings                                               3,690,310     1,428,157
                                                               -----------   -----------
                                                                31,857,595    29,261,261

 Less: Treasury stock: 300,000 shares, at cost                           0             0
                                                               -----------   -----------
Shareholders' Equity                                            31,857,595    29,261,261
                                                               -----------   -----------
Total Liabilities And Shareholders' Equity                     $46,440,072   $36,070,781
                                                               ===========   ===========



                 See Notes to Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                   (UNAUDITED)




                                                            FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                                ENDED JUNE 30,               ENDED JUNE 30,
                                                              1996          1995          1996         1995
                                                          -----------    ----------   -----------   -----------
Net Sales                                                 $ 8,274,276   $ 4,817,115   $16,196,283   $ 9,511,423
Service Revenue                                             3,967,525     1,831,577     7,293,781     3,607,995
                                                          -----------   -----------   -----------   -----------
Total Revenue                                              12,241,801     6,648,692    23,490,064    13,119,418

Cost of Goods Sold                                          6,030,354     3,229,056    11,856,323     6,321,486
Cost of Services Performed                                  1,922,835       827,065     3,615,736     1,589,278
                                                          -----------   -----------   -----------   -----------
Total Cost of Goods Sold and Services Performed             7,953,189     4,056,121    15,472,059     7,910,764
                                                          -----------   -----------   -----------   -----------
Gross Profit                                                4,288,612     2,592,571     8,018,005     5,208,654

Selling, General and Administrative Expenses                1,944,506     1,590,262     3,820,716     3,195,157
                                                          -----------   -----------   -----------   -----------
Operating Income                                            2,344,106     1,002,309     4,197,289     2,013,497

Interest Expense (Net)                                        216,105       391,498       419,205       770,455
                                                          -----------   -----------   -----------   -----------
Income Before Provision for Income Taxes                    2,128,001       610,811     3,778,084     1,243,042

Provision for Income Taxes                                    855,450       127,158     1,515,931       249,851
                                                          -----------   -----------   -----------   -----------
Net Income                                                $ 1,272,551   $   483,653   $ 2,262,153   $   993,191
                                                          ===========   ===========   ===========   ===========

Income per Common Share                                   $      0.21   $      0.11   $      0.37   $      0.23
                                                          ===========   ===========   ===========   ===========

Weighted Average Number of Common
Shares Outstanding                                          6,172,232     4,386,169     6,157,442     4,362,265
                                                          ===========   ===========   ===========   ===========





                 See Notes to Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)




                                                                      FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                                           ENDED JUNE 30,              ENDED JUNE 30,
                                                                        1996           1995          1996          1995
                                                                        ----           ----          ----          ----
Cash Flows From Operating Activities:

Net Income                                                           $1,272,551    $   483,653     $2,262,153    $   993,191
 Adjustments To Reconcile Net Income To Net
 Cash Used In Operating Activities:
  Depreciation And Amortization Of Property And Equipment               561,315        357,962      1,073,921        707,018
  Other Amortization                                                    169,746        115,602        339,492        234,024
  Deferred Income Taxes                                                  63,300              0        113,300              0
 Changes In Operating Assets And Liabilities:
  Increase In Accounts Receivable                                      (109,060)       (65,724)    (1,283,735)      (435,872)
  Increase In Inventories                                              (322,690)      (251,970)      (985,998)      (716,451)
  (Increase) Decrease  In Prepaid Expenses And
  Other Current Assets                                                   96,711        (99,679)       (57,531)      (289,153)
  Increase (Decrease) In Accounts Payable                              (362,137)       696,720       (205,350)       781,350
  Increase (Decrease) In Accrued Expenses                               903,584        115,123      1,175,491        (82,631)
                                                                    -----------    -----------    -----------    -----------
Net Cash Provided By  Operating Activities                            2,273,320      1,351,687      2,431,743      1,191,476
                                                                    -----------    -----------    -----------    -----------
Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                                  (1,426,250)    (1,833,033)    (1,795,487)    (2,436,557)
 Increase In Other Assets                                              (317,909)       (74,689)      (670,396)      (136,382)
 Acquisition of Subsidiary                                             (342,534)             0     (6,556,440)             0
                                                                    -----------    -----------    -----------    -----------
Net Cash Used In Investing Activities                                (2,086,693)    (1,907,722)    (9,022,323)    (2,572,939)
                                                                    -----------    -----------    -----------    -----------
Cash Flows From Financing Activities:
 Proceeds From Redemption Of Warrants                                         0          3,767              0      1,133,884
 Proceeds From Exercise Of Stock Options                                  3,776         23,125        187,931         74,330
 Proceeds From Long -Term Debt                                                0              0      6,000,000              0
 Borrowing Under Revolving Credit                                             0      1,005,000              0        435,000
 Payments Under Capital Leases                                         (201,804)       (90,238)      (378,854)      (175,399)
 Payment Under Term Loan Agreements                                     (90,000)      (210,833)      (586,166)      (421,667)
 Borrowing Under Equipment Line Of Credit                                     0         94,184              0        277,784
 Decrease In Amounts Due Related Parties                                      0       (193,965)      (625,000)      (312,555)
                                                                    -----------    -----------    -----------    -----------
Net Cash Provided By  (Used In)  Financing Activities                  (288,028)       631,040      4,597,911      1,011,377
                                                                    -----------    -----------    -----------    -----------
Net Increase (Decrease) In Cash                                        (101,401)        75,005     (1,992,669)      (370,086)
Cash At Beginning Of Period                                           2,352,807        122,623      4,244,075        567,714
                                                                    -----------    -----------    -----------    -----------
Cash At End Of Period                                                $2,251,406    $   197,628     $2,251,406    $   197,628
                                                                    ===========    ===========    ===========    ===========



Supplemental schedule of noncash investing
 and financing activity:
 Machinery and equipment acquired under capital leases               $  557,358                    $1,309,728    $    18,849





                 See Notes To Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996



                            PREFERRED STOCK           COMMON STOCK       ADDITIONAL                   TREASURY STOCK       TOTAL
                          -------------------      ------------------     PAID-IN       RETAINED    -----------------  SHAREHOLDERS'
                          SHARES       AMOUNT      SHARES      AMOUNT     CAPITAL       EARNINGS     SHARES   AMOUNT      EQUITY
                          ------       ------      ------      ------    ----------     --------     ------   ------   -------------
Balance at
January 1, 1996              0           $0       6,190,066   $619,007   $27,214,097   $1,428,157   300,000    $0       $29,261,261

Issuance Of
Common Stock
Through The
Exercise Of Stock
Options                                              71,200      7,120       180,811                                        187,931

Issuance Of
Common Stock In
Connection With
The Acquisition Of
A Subsidiary                                         15,000      1,500       144,750                                        146,250

Net Income                                                                              2,262,153                         2,262,153
                     ---------   ----------       ---------   --------   -----------   ----------   -------    --       -----------
Balance at
June 30, 1996                0           $0       6,276,266   $627,627   $27,539,658   $3,690,310   300,000    $0       $31,857,595
                     =========   ==========       =========   ========   ===========   ==========   =======    ==       ===========










                 See Notes To Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The consolidated balance sheet as of June 30, 1996, the consolidated statement of income for the three and six months ended June 30, 1996 and 1995, the consolidated statement of cash flows for the three and six months ended June 30, 1996 and 1995 and the consolidated statement of shareholders' equity for six months ended June 30, 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

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

4. A provision for income taxes of $855,000 and $1,516,000 has been made for the three and six month periods ended June 30, 1996, respectively, as compared to a $127,000 and $250,000 provision in the three and six month periods ended June 30, 1995, respectively. In the three month and six month periods ended June 30, 1996, the Company's earnings were taxed at an effective tax rate of 40.2% and 40.1%, respectively, as compared to an effective tax rate of 20.8% and 20.1% in the comparable three and six month 1995 periods, respectively. The effective tax rates in the 1995 periods were lower than the effective tax rates in the 1996 periods due to the utilization of consolidated net operating loss carry forwards in the 1995 periods.


5. Effective January 2, 1996, the Company acquired all of the common stock of Retconn Incorporated ("Retconn"), a manufacturer of coaxial contacts and connectors for $5,750,000 in cash, subject to an adjustment of $192,000, based on the closing net worth as defined in the stock purchase agreement. This business combination was accounted for as a purchase. The Company also issued 15,000 of its common shares, valued at $146,250, in conjunction with the acquisition. In addition, the Company incurred approximately $618,000 in costs associated with the Retconn acquisition. The fair value of the assets acquired, including approximately $4,336,000 allocated to goodwill, which is being amortized over 25 years, amounted to $7,674,000 and liabilities assumed amounted to $968,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1995)

Total revenues for the three month period ended June 30, 1996 increased $5,593,000, or 84%, over the comparable 1995 period. The increase was primarily due to the inclusion of $2,584,000 of revenues from Retconn, Incorporated ("Retconn"), which was acquired by the Company as of January 2, 1996, a 117% increase in revenues at American Silicon Products ("ASP"), primarily as a result of increased capacity; and a 66% increase in revenues at Polese Company, due to increased sales of its copper/tungsten heat dissipation products. Revenues at the parent company decreased 7% from prior year levels due to decreased orders from certain microelectronic customers. Total revenues for the six month period ended June 30, 1996 increased $10,371,000, or 79%, over the comparable 1995 period. The increase was primarily due to the inclusion of $5,271,000 of revenues from Retconn; a 102% increase in revenues at ASP, a 28% increase in revenues at Polese Company and a 7% increase in revenues at the parent company primarily as a result of increased sales of precision metal stampings and tape and reel packaged products. For the six month period ended June 30, 1996 and 1995, direct sales of the Company's products into foreign markets accounted for approximately 9.4% and 5.6%, respectively, of consolidated revenues. The Company does not maintain any foreign manufacturing operations. Foreign sales are made through seventeen foreign manufacturer's representatives and are priced and paid for in U.S. dollars.

Gross profit for the three month period ended June 30, 1996 increased $1,696,000, or 65%, from the comparable 1995 period. Approximately $855,000 of this increase was attributable to the inclusion of Retconn's gross profit. ASP's gross profit increased 105%, the parent company's gross profit decreased 15% and Polese Company's gross profit decreased 9% from the comparable 1995 period. The decrease in gross profit at the parent company was attributable to lower sales volumes and the decrease in gross profit at Polese Company was primarily related to changes in product mix. As a result of lower margins at the parent company and Polese Company, and the inclusion of Retconn's operations in the 1996 period, (gross margins of Retconn are lower than historical margins of the Company) gross margin decreased to 35% in the three month period ended June 30, 1996 from 39% in the comparable 1995 period. Gross profit for the six month period ended June 30, 1996 increased $2,809,000, or 54%, from the comparable 1995 period. Approximately $1,732,000 of this increase was attributable to the inclusion of Retconn's gross profit. ASP's gross profit increased 82%, the parent company's gross profit decreased 6% and Polese Company's gross profit decreased 44% from the comparable 1995 period. Gross profit at Polese Company decreased primarily due to the temporary curtailment of operations at its plating facility in February caused by production difficulties, which difficulties have since been resolved. As a result of lower margins at the parent company and Polese Company, and the inclusion of Retconn's operations, gross margin decreased to 34% in the six month period ended June 30, 1996 from 40% in the comparable 1995 period.

Selling, general and administrative ("SG&A") expenses in the three and six month periods ended June 30, 1996 increased $354,000, or 22%, and $626,000, or 20%, respectively, over the comparable 1995 periods. The increase was due to the inclusion of Retconn's SG&A costs with the Company's in the 1996 periods. SG&A expenses as a percentage of sales decreased from 24% and in the three and six month periods ended June 30, 1995 to 16% in the comparable 1996 periods.

Net interest expense for the three and six month periods ended June 30, 1996 decreased $175,000 and $351,000, respectively, from the comparable 1995 periods. The decrease was primarily related to a decrease in interest expense at ASP in the 1996 periods. Debt incurred in the ASP acquisition was retired using a portion of the proceeds from the Company's July 1995 public offering.

A provision of $855,000 and $1,516,000 for income taxes has been made for the three and six month periods ended June 30, 1996, respectively, as compared to a $127,000 and $250,000 provision in the three and six month periods ended June 30, 1995, respectively. In the three month and six month periods ended June 30, 1996, the Company's earnings were taxed at an effective tax rate of 40.2% and 40.1%, respectively, as compared to an effective tax rate of 20.8% and 20.1% in the comparable three and six month 1995 periods, respectively. The effective tax rates in the 1995 periods were lower than the effective tax rates in the 1996 periods due to the utilization of consolidated net operating loss carry forwards in the 1995 periods.

As a result of the foregoing, net income increased by $789,000, or 163% , and $1,269,000, or 128%, respectively, in the three and six month periods ended June 30, 1996 over the comparable 1995 periods. In the three and six month periods ended June 30, 1996, the parent company, Retconn and ASP were profitable, while Polese Company experienced approximately $14,000 and $241,000 in after tax losses, respectively. It is expected that Polese Company's profitability will continue to improve as it increases sales of its copper tungsten heat dissipation products and improves its productivity.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its capital needs through the proceeds of its public offerings, its revolving credit facility and term loans from First Union Bank (the "Bank") and cash flow from operations.

At June 30, 1996, the Company had cash and cash equivalents of $2,251,000 and an available balance on its revolving credit facility of $5,000,000.

Net cash provided by operating activities in the three and six month periods ended June 30, 1996 amounted to $2,273,000 and $2,432,000, respectively, as compared to $1,352,000 and $1,191,000, respectively, in the comparable 1995 periods. Cash provided by operating activities in the 1996 periods increased over the 1995 periods primarily as the result of a $789,000 and $1,269,000 increase in net income in the three and six month periods ended June 30, 1996, respectively. In the three and six month periods ended June 30, 1996 , depreciation and amortization of property and equipment and other amortization in total increased $257,000 and $472,000, respectively, over the comparable 1995 periods. These increases were due to increased depreciation and amortization associated with investments made by the Company in property and equipment in 1995 and 1996 and from amortization of goodwill associated with the Retconn acquisition. In the three and six month periods ended June 30, 1996, the Company recorded a net deferred tax liability of $63,000 and $113,000, respectively, representing the tax effects of temporary differences between the Company's book and tax bases. In the three and six month periods ended June 30, 1996, the Company used a total of $432,000 and $2,270,000, respectively, of cash derived from operations to fund increases in accounts receivable and inventories as compared to using a total of $318,000 and $1,152,000 to fund such increases in the comparable 1995 periods. The increases in the Company's accounts receivable and inventories were made to support increased revenues. Prepaid expenses and other current assets in the three and six month periods ended June 30, 1996 decreased $97,000 and increased $58,000, respectively, and increased $100,000 and $289,000, respectively, in the comparable 1995 periods, primarily due to periodic fluctuations in refundable deposits for fixed asset additions. Accounts payable decreased $362,000 and $205,000 in the three and six month period ended June 30, 1996, respectively, as compared to increasing $697,000 and $781,000, respectively, in the comparable 1995 periods. In 1996, the Company has reduced its accounts payable as cash generated from operations has increased. Accrued expenses increased $904,000 and $1,175,000, respectively, in the three and six month periods ended June 30, 1996, primarily due to increased provisions for income taxes.

To support the Company's growth and enhance its profitability, in the three and six month periods ended June 30, 1996, the Company invested $1,426,000 and $1,795,000, respectively, in property, machinery, equipment, tooling and leasehold improvements, compared to an investment of $1,833,000 and $2,437,000, respectively, in the comparable 1995 periods. This investment excludes $557,000 and $1,310,000 invested in the three and six month periods ended June 30, 1996, respectively, and excludes $19,000 invested the six month period ended June 30, 1995, for equipment purchased under capital leases. The majority of the capital lease arrangements which the Company and its subsidiaries have entered into have lease terms of five years and provide for a bargain purchase when the lease term expires. At June 30, 1996, the Company had capital commitments in the approximate amount of $1,926,000 for the acquisition of certain equipment to upgrade and enhance the Company's manufacturing capabilities. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations will be sufficient to fund its capital needs.

Other assets increased $318,000 and $670,000, respectively, in the three and six month periods ended June 30, 1996 as compared to increasing $75,000 and $136,000, respectively, in the comparable 1995 periods. These increases were primarily due to increases in deposits on equipment to be purchased by the Company.

Effective January 2, 1996, the Company acquired all of the common stock of Retconn, a manufacturer of coaxial contacts and connectors, for $5,750,000 in cash, subject to an adjustment of $192,000, based on the closing net worth as defined in the stock purchase agreement. This business combination was accounted for as a purchase. The Company also issued 15,000 of its common shares, valued at $146,250, in conjunction with the acquisition. In addition, to date, the Company has paid approximately $614,000 in costs associated with the Retconn acquisition. The fair value of the assets acquired, including approximately $4,336,000 allocated to goodwill, which is being amortized over 25 years, amounted to $7,674,000 and liabilities assumed amounted to approximately $968,000.

As a result of the foregoing, the Company used $2,087,000 and $9,022,000 in its investing activities in the three and six month periods ended June 30, 1996, respectively, as compared to using $1,908,000 and $2,573,000, respectively, in the comparable 1995 periods.

On February 8, 1994, the Company registered 698,625 shares of common stock purchasable pursuant to the exercise of redeemable warrants. The redeemable warrants were distributed without cost as a distribution to the Company's stockholders of record as of February 8, 1994. Stockholders received one redeemable warrant for each share of common stock held by the stockholder. Each redeemable warrant was exercisable to purchase one-half (1/2) share of common stock at an exercise price of $2.00 per share. Certain stockholders of the Company, including, but not limited to, the Company's Chairman and three of its directors, agreed to contribute the redeemable warrants issued to them back to the Company. Consequently, the additional 831,000 shares which would have been issuable upon the exercise of such redeemable warrants were not issued or sold. The registration statement also related to shares of the Company's common stock issuable upon the exercise of warrants to purchase 170,250 shares held by the warrant solicitation agent and certain of its affiliates. On January 24, 1995, the Company called its Common Stock Purchase Warrants for redemption. As of the redemption date, February 23, 1995, all but 98,918 purchase warrants were exercised. In the three and six month periods ended June 30, 1995, the Company received net proceeds of $4,000 and $1,134,000, respectively, from the redemption of common stock purchase warrants and solicitation agent warrants.

In the three and six month periods ended June 30, 1996, the Company received $4,000 and $188,000, respectively, as compared to receiving $23,000 and $74,000, respectively, in the comparable 1995 periods, from the exercise of stock options.

In connection with the Retconn acquisition, on January 4, 1996, the Company entered into a term loan with the Bank in the principal amount of $6,000,000. The loan bears interest at the Bank's loan pricing rate (8.25% at June 30, 1996) and the principal is payable in 48 consecutive monthly installments of $125,000 commencing on February 1, 1997. Interest on the loan is payable monthly and commenced on February 1, 1996.

On December 20, 1995, the Company entered into a $7,500,000 revolving credit facility, a $2,000,000 capital lease facility and a $10,000,000 uncommitted line of credit with the Bank. $5,000,000 of the revolving credit facility is available to the Company for working capital purposes and $2,500,000 is used for a standby letter of credit to support the Company's gold consignment arrangement with a financial institution. The revolving credit facility bears interest at
 .25% under the Bank's loan pricing rate and is unsecured with the exception of a first priority security interest in the Company's gold inventory in the event of a drawing under the letter of credit. The facility is also guaranteed by each of the Company's subsidiaries. A fee equal to one half percent of the $7,500,000 line was paid. The maturity date of the facility is June 30, 1997. The
$2,000,000 capital lease facility is being used for equipment lease transactions which bear interest at prevailing rates at lease inception dates and provide for a bargain purchase at the end of such leases. The Bank has a first priority security interest in the equipment which is leased under the facility. The Company did not pay any fee for the $10,000,000 uncommitted line and therefor the availability of the line is at the discretion of the Bank. The Company has utilized $6,000,000 of the $10,000,000 uncommitted line for the Retconn acquisition, and paid a fee for the use of the loan facility. The loan agreement provides, among other things, that the Company maintain certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. In the three and six month periods ended June 30, 1996, the Company had not borrowed under its revolving credit facility. In the three and six month periods ended June 30, 1995, the Company borrowed $1,005,000 and $435,000, respectively, under its revolving credit facility.

 In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry for $250,000 in cash and $750,000 in notes, as modified, including interest at 7% per annum. The note was paid in full and as a result, in 1995 Mr. Polese received the balance of principal payments due under the note totaling $424,000. For a period of ten years, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. To date, no payments have been made pursuant to this agreement.

To facilitate the acquisition by the Company of Polese Company on May 27, 1993, the Company entered into a $1,200,000 five year term loan agreement with the Bank. The term loan agreement calls for the repayment of the loan in twenty equal installments which commenced on October 1, 1993. Further, on December 16, 1993, the Company entered into a $465,000 five year term loan agreement with the Bank. The term loan agreement called for the repayment of such loan in eighteen equal installments which commenced on April 1, 1994. The term loans bore interest at the Bank's loan pricing rate plus 1.5%. The term loans are collateralized with a blanket lien on substantially all of the parent company's assets, excluding the common stock and assets of its subsidiaries. As of June 30, 1996, the Company had repaid all amounts due under the $465,000 term loan and had an outstanding balance of $510,000 due on the $1,200,000 term loan.

The Company has, and expects to be able to continue to, meet its obligations to the Bank from cash generated from operations. As at June 30, 1996, the Company was in compliance with all of the covenants contained in its loan agreements.

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

As a result of the above, in the three period ended June 30, 1996, the Company used $288,000 of cash in its financing activities. In the six month period ended June 30, 1996, $4,598,000 of cash was provided by financing activities. This compares to net cash provided by financing activities of $631,000 and $1,011,000, respectively, in the three and six month periods ended June 30, 1995. As a result of the Company's operations and equity financing activities, shareholders' equity increased $2,596,000 in the six month period ended June 30, 1996.

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

The pro forma statements of income for the three and six month periods ended June 30, 1995, give effect to these transactions as if they had occurred at the beginning of the periods presented.

The pro forma information should be read in conjunction with (1) the historical financial statements for the Company, including the related notes thereto, included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995, and included in the Company's Form 10-QSB for the three month period ended March 31, 1996 (2) the historical financial statements of Retconn, including the related notes thereto and (3) the Company's Form 8-K and 8-K/A filed on January 5, 1996 and March 15, 1996, respectively.

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

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                                FOR THE THREE MONTHS ENDED JUNE 30, 1995
                                                --------------------------------------------------------------------
                                                HISTORICAL

                                                SEMICONDUCTOR
                                                PACKAGING MATERIALS
                                                CO., INC. AND   RETCONN                                PRO FORMA
                                                SUBSIDIARIES    INCORPORATED         ADJUSTMENTS       AS ADJUSTED
                                                -------------   -------------        -------------     -------------
Net sales                                       $4,817,115       $2,325,417                            $7,142,532
Service revenue                                  1,831,577                                              1,831,577
                                                ----------      -----------          -----------        ----------
Total revenue                                    6,648,692        2,325,417                             8,974,109

Cost of goods Sold                               3,229,056        1,742,749                (245)(1)     4,971,560
Cost of services performed                         827,065                                                827,065
                                                ----------      -----------          -----------        ----------

Total cost of goods sold and services performed  4,056,121        1,742,749                 (245)       5,798,625

Gross profit                                     2,592,571          582,668                  245        3,175,484

Selling, general and administrative expenses     1,590,262          234,762               44,054(4)     1,869,078
                                                ----------      -----------          -----------        ----------

Operating income                                 1,002,309          347,906              (43,809)       1,306,406

Interest expense (net)                             391,498            4,925              135,000 (2)      526,498
                                                                                          (4,925)(3)
                                                ----------      -----------          -----------        ----------

Income before provision for income taxes           610,811          342,981             (173,884)          779,908

Provision for income taxes                         127,158            2,825              126,344 (5)       256,327
                                                ----------      -----------          -----------        ----------
Net income                                        $483,653         $340,156            $(300,228)         $523,581
                                                ==========      ===========          ===========        ==========

Net income per common share                          $0.11       $34,015.60                                  $0.12
                                                ==========      ===========          ===========        ==========

Weighted average number of common                                                            (10)(6)
shares outstanding                               4,386,169               10               15,000 (6)     4,401,169
                                                ==========      ===========          ===========        ==========


          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995



(1) Adjustment which reflects three months of depreciation expense on Retconn Incorporated machinery and equipment and furniture and fixtures at appraised values amounting to $431,204, assuming an estimated useful life of seven years on a straight line basis adjusted by actual depreciation expense on machinery and equipment and furniture and fixtures recorded by Retconn Incorporated for the three months ended June 30, 1995, amounting to $15,645.

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

(5) Federal income taxes have been provided for the three month period ended June 30, 1995 primarily because Retconn Incorporated prior to its acquisition by the Company, was treated as an S corporation for federal income tax purposes. The income tax provision of $126,344 represents Retconn's pre-tax income of $342,981 less total pre-tax pro forma adjustments of $173,884 adjusted for Connecticut income taxes of 11.25% and federal income taxes of 34%, less $2,825 of taxes recorded by Retconn Incorporated in the three month period ended June 30, 1995 .

(6) Adjustment which reflects the issuance of 15,000 shares of the Company's common stock commensurate with the acquisition and the retirement of (10) S corporation shares.

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)




                                                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                                     ------------------------------------------------------------------------
                                                     HISTORICAL
                                                     SEMICONDUCTOR
                                                     PACKAGING MATERIALS
                                                     CO., INC. AND           RETCONN                             PRO FORMA
                                                     SUBSIDIARIES            INCORPORATED      ADJUSTMENTS       AS ADJUSTED
                                                     -------------           -------------     -------------     -----------

Net sales                                              $9,511,423           $4,290,215                           $13,801,638
Service revenue                                         3,607,995                                                  3,607,995
                                                       ----------           ----------         -------------     -----------
Total revenue                                          13,119,418            4,290,215                            17,409,633

Cost of goods Sold                                      6,321,486            3,027,980                  (490)(1)   9,348,976
Cost of services performed                              1,589,278                                                  1,589,278
                                                       ----------           ----------         -------------     -----------
Total cost of goods sold and services performed         7,910,764            3,027,980                  (490)     10,938,254

Gross profit                                            5,208,654            1,262,235                   490       6,471,379

Selling, general and administrative expenses            3,195,157              432,778                88,109(4)    3,716,044
                                                       ----------           ----------         -------------     -----------
Operating income                                        2,013,497              829,457               (87,619)      2,755,335

Interest expense (net)                                    770,455               11,749               270,000 (2)   1,040,455
                                                                                                     (11,749)(3)
                                                       ----------           ----------         -------------     -----------
Income before provision for income taxes                1,243,042              817,708              (345,870)      1,714,880

Provision for income taxes                                249,851                2,825               192,634 (5)     445,310
                                                       ----------           ----------         -------------     -----------
Net income                                               $993,191            $ 814,883         $    (538,504)     $1,269,570
                                                       ==========           ==========         =============     ===========

Net income per common share                                 $0.23           $81,488.30                                $0.29
                                                       ==========           ==========         =============     ===========

Weighted average number of common                                                                        (10)(6)
shares outstanding                                      4,362,265                   10                15,000 (6)   4,377,265
                                                       ==========           ==========         =============     ===========



          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995

(1) Adjustment which reflects six months of depreciation expense on Retconn Incorporated machinery and equipment and furniture and fixtures at appraised values amounting to $431,204, assuming an estimated useful life of seven years on a straight line basis adjusted by actual depreciation expense on machinery and equipment and furniture and fixtures recorded by Retconn Incorporated for the six months ended June 30, 1995, amounting to $31,290.

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

(5) Federal income taxes have been provided for in the six month period ended June 30, 1995 primarily because Retconn Incorporated prior to its acquisition by the Company, was treated as an S corporation for federal income tax purposes. The income tax provision of $192,634 represents Retconn's pre-tax income of $817,708 less total pre-tax pro forma adjustments of $345,870 adjusted for Connecticut income taxes of 11.25% and federal income taxes of 34%, less $2,825 of taxes recorded by Retconn Incorporated in the six month period ended June 30, 1995.

(6) Adjustment which reflects the issuance of 15,000 shares of the Company's common stock commensurate with the acquisition and the retirement of (10) S corporation shares.

PART II  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On April 30, 1996, the registrant conducted its annual meeting. At such meeting stockholders of record as of at the close of business on March 18, 1996 were entitled to notice of and to vote at the meeting. A total of 5,959,066 shares were entitled to vote at the meeting. A total of 5,739,733 shares, or 96.1% of those shares entitled to vote, were present in person or by proxy at said meeting. The matters voted on at the meeting was limited to: the election of seven directors to serve for one year and until their successors are elected and qualify; the ratification of Goldstein Golub Kessler & Company, P.C. as the Company's auditors for the year ending December 31, 1996; the amendment of the Company's Non-Qualified Stock Option Plan to provide that non-employee Directors receive 2,500 options as of the date of the Annual Meeting of Stockholders, commencing with the Annual Meeting of 1997; and the amendment of the Company's Amended Employees' Incentive Stock Option Plan to increase the authorized option shares from 400,000 to 600,000 shares.

      The following directors where elected at such meeting:

         Mark Pinto                          John U. Moorhead, II
         Richard D. Fain                     Steven B. Sands
         Gilbert D. Raker                    Frank J. Polese
         Peter J. Hurley

        The following votes were cast in the election of Goldstein Golub Kessler & Company, P.C.


AFFIRMATIVE                          AGAINST                  ABSTAIN
- -----------                          -------                  --------
5,696,648 Shares                    28,935 Shares          14,150 Shares


      Appointment of Goldstein Golub Kessler, P.C. as auditors for the Company was approved.

      The following votes were cast to amend the non-qualified stock option plan to provide for non-employee directors to receive 2,500 options as of the date of the Annual Meeting, commencing with the Annual Meeting of 1997.

AFFIRMATIVE               AGAINST             ABSTAIN             NOT VOTED
- -----------               -------             -------             ---------
3,040,544 Shares       208,161 Shares       32,600 Shares      2,458,428 Shares


      Adoption to amend the non-qualified stock option plan for the Company was approved.

      The following votes were cast to amend the Company's Amended Employee's stock option plan to increase the authorized option shares from 400,000 to 600,000.

AFFIRMATIVE               AGAINST             ABSTAIN             NOT VOTED
- -----------               -------             -------             ---------
3,116,494 Shares         135,996 Shares     28,815 Shares      2,458,428 Shares



        Adoption to amend the Amended Employee's Incentive Stock Option Plan of the Company was approved.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SEMICONDUCTOR PACKAGING MATERIALS CO., INC.

               DATE: AUGUST 14, 1996         By: /S/ GILBERT D. RAKER
                                                 -------------------------------
                                             Name:  Gilbert D. Raker
                                             Title: Chairman of the Board
                                                    and Chief Executive Officer

               DATE: AUGUST 14, 1996         By: /S/ ANDREW A. LOZYNIAK
                                                 -------------------------------
                                             Name:  Andrew A. Lozyniak
                                             Title: Treasurer and Secretary
                                                    (Chief Accounting Officer)