Form 10QSB
period 1996-09-30
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1996-11-13
CIK 880858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

             (1)  Yes       [X]               No        [ ]

             (2)  Yes       [X]               No        [ ]

        The number of shares outstanding of the Registrant's sole class of common stock, as of September 30, 1996 was 5,979,266 shares.

PART I.        FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS.

                      INDEX TO FINANCIAL [ZW]
STATEMENTS                                    PAGE
                                                                                     [ZW]
                      Consolidated Balance Sheet at
                      September 30, 1996 and December 31, [ZW]
1995.                        3

                      Consolidated Statement of Income
                      for the three and nine months ended
                      September 30, 1996 and [ZW]
1995.                                     4

                      Consolidated Statement of Cash Flows
                      for the three and nine months ended
                      September 30, 1996 and [ZW]
1995.                                     5

                      Consolidated Statement of Shareholders' Equity
                      for the nine months ended September 30, [ZW]
1996                     6

                      Notes to Consolidated Financial [ZW]
Statements                       7

                      Management's Discussion and Analysis of
                      Financial Condition and Results of [ZW]
Operations                    8-12

ITEM 2.        PRO FORMA [ZW]
INFORMATION                                                   13

                      Pro Forma Consolidated Statement of
                      Income for the three months ended
                      September 30, 1995 [ZW]
(Unaudited)                                   14

                      Notes to Unaudited Pro Forma Consolidated
                      Statement of Income for the three months
                      ended September 30, [ZW]
1995                                         15

                      Pro Forma Consolidated Statement of
                      Income for the nine months ended
                      September 30, 1995 [ZW]
(Unaudited)                                   16

                      Notes to Unaudited Pro Forma Consolidated
                      Statement of Income for the nine months
                      ended September 30, [ZW]
1995                                         17

PART II        OTHER [ZW]
INFORMATION                                                       18

SIGNATURE  [ZW]
PAGE                                                                        19

EXHIBITS                                                                               [ZW]
20

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET




                                                                 SEPTEMBER [ZW]
30,   DECEMBER 31,
ASSETS                                                              [ZW]
1996             1995
                                                                 (UNAUDITED)
                                                                 [ZW]
Current Assets:                                                   [ZW]
-----------     ------------
 Cash and cash equivalents                                       $ [ZW]
4,165,129     $   4,244,075
 Accounts receivable, less allowance for doubtful
 accounts of $134,000 and $86,000, respectively                    [ZW]
6,558,774         3,580,791
 Inventories                                                       [ZW]
8,311,597         4,735,967
 Prepaid expenses and other current assets                           [ZW]
730,805           561,395
                                                                  [ZW]
-----------      -----------
Total current assets                                              [ZW]
19,766,305        13,122,228
                                                                  [ZW]
-----------      -----------
Property and Equipment-at cost, net of accumulated
depreciation and amortization of $5,883,415
and $4,204,498, respectively                                      [ZW]
14,651,917        11,042,546
                                                                  [ZW]
-----------       -----------
Other Assets-net of accumulated amortization
 Deferred financing costs                                              [ZW]
7,506            30,007
 Technology rights and intellectual property                         [ZW]
763,491           805,401
 Goodwill                                                         [ZW]
14,637,507        10,724,346
 Other                                                             [ZW]
1,701,353           346,253
                                                                 [ZW]
-----------        ----------
Total other assets                                                [ZW]
17,109,857        11,906,007
                                                                 [ZW]
-----------       -----------
Total Assets                                                    $ [ZW]
51,528,079      $ 36,070,781
                                                                 [ZW]
===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                               $  [ZW]
2,811,836      $  1,478,946
 Accrued expenses                                                  [ZW]
2,911,527           911,269
 Current portion of obligations under capital leases               [ZW]
1,093,959           588,351
 Current portion of long-term debt                                 [ZW]
1,365,000           343,333
 Amounts due to related [ZW]
parties                                                        625,000
                                                                 [ZW]
-----------       -----------
Total current liabilities                                          [ZW]
8,182,322         3,946,899
                                                                 [ZW]
-----------       -----------
Deferred income taxes                                                [ZW]
676,760           563,460
Long-term debt                                                     [ZW]
5,085,000           600,833
Obligations under capital leases                                   [ZW]
3,466,966         1,698,328
                                                                    [ZW]
-----------    -----------
Total Liabilities                                                  [ZW]
17,411,048        6,809,520
                                                                    [ZW]
-----------    -----------

Minority Interest                                                     984,202
                                                                    [ZW]
-----------    -----------
Shareholders' Equity:
 Preferred stock-$.10 par value; authorized 1,000,000
  shares, none issued Common stock-$.10 par value;
  authorized 10,000,000 shares, issued 6,279,266
  and 6,190,066 shares, respectively                                  [ZW]
627,927          619,007
 Additional paid-in-capital                                        [ZW]
27,550,796       27,214,097
 Retained Earnings                                                  [ZW]
4,954,106        1,428,157
                                                                  [ZW]
-----------       -----------
                                                                   [ZW]
33,132,829       29,261,261
 Less: Treasury stock: 300,000 shares, at cost
                                                                  [ZW]
-----------      -----------
Shareholders' Equity                                               [ZW]
33,132,829       29,261,261
                                                                  [ZW]
-----------      -----------
Total Liabilities And Shareholders' Equity                       $ [ZW]
51,528,079     $ 36,070,781
                                                                  [ZW]
===========      ===========




                 See Notes to Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                                FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                  1996         1995          1996           1995
                              -----------   -----------   -----------   [ZW]
-----------
                                                                        [ZW]
Net Sales                     $ 8,665,927   $ 5,217,345   $24,862,210   [ZW]
$14,728,768
Service Revenue                 3,280,446     1,785,110    10,574,227     [ZW]
5,393,105
                              -----------   -----------   -----------   [ZW]
-----------
Total Revenue                   11,946,373     7,002,455    35,436,437    [ZW]
20,121,873

Cost of Goods Sold              5,835,571     3,432,422    17,691,894     [ZW]
9,753,908
Cost of Services Performed      1,899,562       902,280     5,515,298     [ZW]
2,491,558
                              -----------   -----------   -----------   [ZW]
-----------
Cost of Goods Sold and
Services Performed              7,735,133     4,334,702    23,207,192    [ZW]
12,245,466
                              -----------   -----------   -----------   [ZW]
-----------

Gross Profit                    4,211,240      2,667,75    12,229,245     [ZW]
7,876,407

Selling, General and
Administrative Expenses         1,995,643     1,605,361     5,816,359     [ZW]
4,800,518
                              -----------   -----------   -----------   [ZW]
-----------

Operating Income                2,215,597     1,062,392     6,412,886     [ZW]
3,075,889

Interest Expense (Net)            234,331       159,074       653,536       [ZW]
929,529
                              -----------   -----------   -----------   [ZW]
-----------

Income Before Provision for
Income Taxes                    1,981,266       903,318     5,759,350     [ZW]
2,146,360

Provision for Income Taxes        717,470       206,912     2,233,401       [ZW]
456,763

                              -----------   -----------   -----------   [ZW]
-----------
Net Income                    $ 1,263,796   $   696,406   $ 3,525,949   $ [ZW]
1,689,597
                              ===========   ===========   ===========   [ZW]
===========


Income per Common Share       $       .21   $       .13   $       .57   $       [ZW]
 .36
                              ===========   ===========   ===========   [ZW]
===========

Weighted Average Number of
Common Shares Outstanding       6,156,671     5,529,272     6,145,586     [ZW]
4,745,754
                              ===========   ===========   ===========   [ZW]
===========





                 See Notes to Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)




                                                                        FOR THE [ZW]
THREE MONTHS               FOR THE NINE MONTHS
                                                                         ENDED [ZW]
SEPTEMBER 30,                ENDED SEPTEMBER 30,
                                                                        [ZW]
1996               1995           1996             1995
                                                                    [ZW]
Cash Flows From Operating Activities:                               ----------[ZW]
--     ------------     ------------     ------------
Net Income                                                          $  [ZW]
1,263,796     $    696,406     $  3,525,949     $  1,689,597

 Adjustments To Reconcile Net Income To Net
 Cash Provided By Operating Activities:
  Depreciation And Amortization Of Property And Equipment                [ZW]
605,526          434,339        1,679,447        1,141,357
  Other Amortization                                                     [ZW]
169,746          119,133          509,238          353,157
  Deferred Income [ZW]
Taxes                                                                                    [ZW]
113,300
 Changes In Operating Assets And Liabilities:
  Increase In Accounts Receivable                                       [ZW]
(588,444)        (126,971)      (1,872,179)        (562,843)
  Increase In Inventories                                               [ZW]
(831,320)        (347,516)      (1,817,318)      (1,063,967)
  (Increase) Decrease  In Prepaid Expenses And
    Other Current Assets                                                [ZW]
(109,114)         442,270         (166,645)         153,116
  Increase (Decrease) In Accounts Payable                                [ZW]
764,310       (1,088,827)         558,960         (307,477)
  Increase In Accrued Expenses                                           [ZW]
783,039          203,127        1,958,530          120,496
                                                                    [ZW]
------------     ------------     ------------     ------------
Net Cash Provided By Operating Activities                              [ZW]
2,057,539          331,961        4,489,282        1,523,436
                                                                    [ZW]
------------     ------------     ------------     ------------
Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                                     [ZW]
(119,009)      (1,945,534)      (1,914,496)      (4,382,090)
 (Increase) Decrease In Other Assets                                    [ZW]
(695,042)         172,943       (1,365,438)          36,561
 Acquisition of [ZW]
Subsidiary                                                                              [ZW]
(6,556,440)
                                                                    [ZW]
------------     ------------     ------------     ------------
Net Cash Used In Investing Activities                                   [ZW]
(814,051)      (1,772,591)      (9,836,374)      (4,345,529)
                                                                    [ZW]
------------     ------------     ------------     ------------
Cash Flows From Financing Activities:
 Proceeds From Redemption Of Warrants                                      [ZW]
2,400                             2,400        1,133,884
 Proceeds From Exercise Of Stock Options                                   [ZW]
9,038          196,840          196,969          271,170
 Proceeds From Public Stock [ZW]
Offering                                                   [ZW]
16,861,538                        16,861,538
 Proceeds From Long-Term [ZW]
Debt                                                                            [ZW]
6,000,000
 Payment Under Revolving [ZW]
Credit                                                        [ZW]
(2,000,000)                       (1,565,000)
 Payments Under Capital Leases                                          [ZW]
(265,405)        (108,955)        (644,259)        (284,354)
 Payment Under Term Loan Agreements                                      [ZW]
(60,000)      (8,585,833)        (646,166)      (9,007,500)
 Borrowing Under Equipment Line Of [ZW]
Credit                                                  [ZW]
70,374                           348,158
 Decrease In Amounts Due Related [ZW]
Parties                                                 (188,332)        [ZW]
(625,000)        (500,887)
 Minority Interest Contribution                                          [ZW]
984,202                           984,202
                                                                    [ZW]
------------     ------------     ------------     ------------
Net Cash Provided By Financing Activities                                [ZW]
670,235        6,245,632        5,268,146        7,257,009
                                                                    [ZW]
------------     ------------     ------------     ------------

Net Increase (Decrease) In Cash                                        [ZW]
1,913,723        4,805,002          (78,946)       4,434,916
Cash At Beginning Of Period                                            [ZW]
2,251,406          197,628        4,244,075          567,714

                                                                    [ZW]
------------     ------------     ------------     ------------
Cash At End Of Period                                               $  [ZW]
4,165,129     $  5,002,630     $  4,165,129     $  5,002,630
                                                                    [ZW]
============     ============     ============     ============

Supplemental schedule of noncash investing and financing activity:

 Machinery and equipment acquired under capital leases              $ [ZW]
1,606,627           225,032     $ 2,916,355      $    243,881




                 See Notes To Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


                           PREFERRED STOCK           COMMON STOCK       [ZW]
ADDITIONAL                   TREASURY STOCK       TOTAL
                          -------------------      ------------------    [ZW]
PAID-IN       RETAINED    -----------------  SHAREHOLDERS'
                          SHARES       AMOUNT      SHARES     AMOUNT     [ZW]
CAPITAL       EARNINGS     SHARES   AMOUNT      EQUITY
                          ------       ------      ------      ------    [ZW]
----------     --------     ------   ------   -------------
                                                                       [ZW]
Balance at
January 1, 1996              0           $0       6,190,066   $619,007   [ZW]
$27,214,097   $1,428,157   300,000    $0       $29,261,261

Issuance Of
Common Stock
Through The
Exercise Of Stock
Warrants                                              1,200        120         [ZW]
2,280                                          2,400

Issuance Of
Common Stock
Through The
Exercise Of Stock
Options                                              73,000      7,300       [ZW]
189,669                                        196,969

Issuance Of
Common Stock In
Connection With
The Acquisition Of
A Subsidiary                                         15,000      1,500       [ZW]
144,750                                        146,250


Net [ZW]
Income                                                                             [ZW]
3,525,949                          3,525,949

                     ---------   ----------       ---------   --------   [ZW]
-----------   ----------   -------    --       -----------
Balance at
September 30, 1996          0           $0       6,279,266   $627,927   [ZW]
$27,550,796   $4,954,106    300,000    $0       $33,132,829
                     =========   ==========       =========   ========   [ZW]
===========   ==========   =======    ==       ===========



                 See Notes To Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiary. The consolidated balance sheet as of September 30, 1996, the consolidated statement of income for the three and nine months ended September 30, 1996 and 1995, the consolidated statement of cash flows for the three and nine months ended September 30, 1996 and 1995 and the consolidated statement of shareholders' equity for nine months ended September 30, 1996, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996 and for all periods presented have been made.

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

4. A provision for income taxes of $717,000 and $2,233,000 has been made for the three and nine month periods ended September 30, 1996, respectively, as compared to a $207,000 and $457,000 provision in the three and nine month periods ended September 30, 1995, respectively. In the three month and nine month periods ended September 30, 1996, the Company's earnings were taxed at an effective tax rate of 36.2% and 38.7%, respectively, as compared to an effective tax rate of 22.9% and 21.2% in the comparable three and nine month 1995 periods, respectively. The effective tax rates in the 1995 periods were lower than the effective tax rates in the 1996 periods due to the utilization of consolidated net operating loss carry forwards in the 1995 periods.

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

6. Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"), is 50.1% owned by the Company and 49.9% owned by a holding company, Semiconductor Alliance Pte Ltd. Accordingly, the Company's consolidated balance sheet at September 30, 1996 and consolidated statement of cash flows for the three and nine month period ended September 30, 1996 reflect a $984,202 minority interest contribution made by the Company's joint venture partner for the periods presented. As of September 30, 1996, ISP did not have any revenues or expenses.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1995)

Total revenues for the three month period ended September 30, 1996 increased $4,944,000, or 71%, over the comparable 1995 period. The increase was primarily due to the inclusion of $2,939,000 of revenues from Retconn Incorporated ("Retconn"), which was acquired by the Company as of January 2, 1996, a 84% increase in revenues at American Silicon Products ("ASP"), primarily as a result of increased capacity; and a 31% increase in revenues at Polese Company, due to increased sales of its copper/tungsten heat dissipation products. Revenues at the parent company ("SPM")decreased 4% from prior year levels due to decreased orders from certain microelectronic customers. Total revenues for the nine month period ended September 30, 1996 increased $15,315,000, or 76%, over the comparable 1995 period. The increase was primarily due to the inclusion of $8,210,000 of revenues from Retconn; a 96% increase in revenues at ASP, a 29% increase in revenues at Polese Company and a 3% increase in revenues at SPM. For the nine month period ended September 30, 1996 and 1995, direct sales of the Company's products into foreign markets accounted for approximately 9.9% and 5.3%, respectively, of consolidated revenues. The Company does not currently maintain any foreign manufacturing operations. As of August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. Foreign sales are made through seventeen foreign manufacturer's representatives and are priced and paid for in U.S. dollars.

Gross profit for the three month period ended September 30, 1996 increased $1,543,000, or 58%, from the comparable 1995 period. Approximately $1,124,000 of this increase was attributable to the inclusion of Retconn's gross profit. ASP's gross profit increased 56%, SPM's gross profit decreased 9% and Polese Company's gross profit increased 6% from the comparable 1995 period. The decrease in gross profit at SPM was attributable to lower sales volume. As a result of lower margins at SPM, Polese Company and ASP, and the inclusion of Retconn's operations in the 1996 period, (gross margins of Retconn are lower than historical margins of the Company) gross margin decreased to 35% in the three month period ended September 30, 1996 from 38% in the comparable 1995 period. Gross profit for the nine month period ended September 30, 1996 increased $4,353,000, or 55%, from the comparable 1995 period. Approximately $2,856,000 of this increase was attributable to the inclusion of Retconn's gross profit. ASP's gross profit increased 74%, SPM's gross profit decreased 7% and Polese Company's gross profit decreased 26% from the comparable 1995 period. Gross profit at
Polese  Company  decreased  primarily  due  to  the  temporary   curtailment  of
operations at its plating facility in February caused by production difficulties, which difficulties have since been resolved. As a result of lower margins at SPM, Polese Company and ASP, and the inclusion of Retconn's operations, gross margin decreased to 35% in the nine month period ended September 30, 1996 from 39% in the comparable 1995 period.

Selling, general and administrative ("SG&A") expenses in the three and nine month periods ended September 30, 1996 increased $390,000, or 24%, and $1,016,000, or 21%, respectively, over the comparable 1995 periods. The increase was due to the inclusion of Retconn's SG&A costs with the Company's in the 1996 periods. SG&A expenses as a percentage of sales decreased from 23% and 24%, respectively, in the three and nine month periods ended September 30, 1995 to 17% and 16%, respectively, in the comparable 1996 periods.

Net interest expense for the three and nine month periods ended September 30, 1996 increased $75,000 and decreased $276,000, respectively, from the comparable 1995 periods. The increase in interest costs in the three month period ended September 30, 1996 related primarily to interest costs associated with term debt incurred in conjunction with the Retconn acquisition. The decrease in interest costs in the nine month period ended September 30, 1996 was primarily related to a decrease in interest expense at ASP from prior year levels. Debt incurred in the

ASP acquisition was retired using a portion of the proceeds from the Company's July 1995 public offering.

A provision of $717,000 and $2,233,000 for income taxes has been made for the three and nine month periods ended September 30, 1996, respectively, as compared to a $207,000 and $457,000 provision in the three and nine month periods ended September 30, 1995, respectively. In the three month and nine month periods ended September 30, 1996, the Company's earnings were taxed at an effective tax rate of 36.2% and 38.7%, respectively, as compared to an effective tax rate of 22.9% and 21.2%, respectively, in the comparable three and nine month 1995 periods. The effective tax rates in the 1995 periods were lower than the effective tax rates in the 1996 periods due to the utilization of consolidated net operating loss carry forwards in the 1995 periods.

As a result of the foregoing, net income increased by $567,000, or 81%, and $1,836,000, or 109%, respectively, in the three and nine month periods ended September 30, 1996 over the comparable 1995 periods. In the three month period ended September 30, 1996, all of the Company's operations were profitable. In the nine month period ended September 30, 1996, the parent company, Retconn and ASP were profitable, while Polese Company experienced approximately $212,000 in after tax losses, respectively. It is expected that Polese Company's profitability will continue to improve as it increases sales of its copper/tungsten heat dissipation products and improves its productivity.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its capital needs through the proceeds of its public offerings, its revolving credit facility and term loans from First Union Bank (the "Bank") and cash flow from operations.

At September 30, 1996, the Company had cash and cash equivalents of $4,165,000, of which $1,968,000 related to cash at International Semiconductor Products Pte Ltd ("ISP"), and an available balance on its revolving credit facility of $5,000,000.

Net cash provided by operating activities in the three and nine month periods ended September 30, 1996 amounted to $2,058,000 and $4,489,000, respectively, as compared to $332,000 and $1,523,000, respectively, in the comparable 1995 periods. Cash provided by operating activities in the 1996 periods increased over the 1995 periods primarily as the result of a $567,000 and $1,836,000 increase in net income in the three and nine month periods ended September 30, 1996, respectively, and a $783,000 and $1,959,000 increase in accrued expenses in the three and nine month periods ended September 30, 1996, respectively, primarily due to increased provisions for income taxes. In the three and nine month periods ended September 30, 1996, depreciation and amortization of property and equipment and other amortization in total increased $222,000 and $694,000, respectively, over the comparable 1995 periods. These increases were due to increased depreciation and amortization associated with investments made by the Company in property and equipment in 1995 and 1996 and from amortization of goodwill associated with the Retconn acquisition. In the nine month period ended September 30, 1996, the Company recorded a net deferred tax liability of $113,000 representing the tax effects of temporary differences between the Company's book and tax bases. In the three and nine month periods ended September 30, 1996, the Company used a total of $1,420,000 and $3,689,000, respectively, of cash derived from operations to fund increases in accounts receivable and inventories as compared to using a total of $474,000 and $1,627,000 to fund such increases in the comparable 1995 periods. The increases in the Company's accounts receivable and inventories were made to support increased revenues. Prepaid expenses and other current assets in the three and nine month periods ended September 30, 1996 increased $109,000 and $167,000, respectively, and decreased $442,000 and $153,000, respectively, in the comparable 1995 periods, primarily due to periodic fluctuations in refundable deposits for fixed asset additions. Accounts payable increased $764,000 and $559,000 in the three and nine month period ended September 30, 1996, respectively, as compared to decreasing $1,089,000 and $307,000, respectively, in the comparable 1995 periods. In the 1995 periods, the Company reduced its accounts payable days outstanding to be in line with industry standards.

        To support the Company's growth and enhance its profitability, in the three and nine month periods ended September 30, 1996, the Company invested $119,000 and $1,914,000, respectively, in property, machinery, equipment, tooling and leasehold improvements, compared to an investment of $1,946,000 and $4,382,000, respectively, in the comparable 1995 periods. This investment excludes $1,607,000 and $2,916,000 invested in the three and nine month periods ended September 30, 1996, respectively, and excludes $225,000 and $244,000, respectively, invested the three and nine month periods ended September 30, 1995, for equipment acquired under capital leases. The majority of the capital lease arrangements which the Company and its subsidiaries have entered into have lease terms of five years and provide for a bargain purchase when the lease term expires. At September 30, 1996, the Company had capital commitments in the approximate amount of $4,789,000 for the acquisition of certain equipment to upgrade and enhance the Company's manufacturing capabilities. At September 30, 1996, the Company was also committed to purchase a $2,200,000 building to house SPM's operations, $1,760,000 of which was financed through term debt. The building was acquired by the Company on November 4, 1996. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations will be sufficient to fund its capital needs.

Other assets increased $695,000 and $1,365,000, respectively, in the three and nine month periods ended September 30, 1996 as compared to decreasing $173,000 and $37,000, respectively, in the comparable 1995 periods. These increases were primarily due to increases in deposits on equipment to be purchased by the Company. Of the $1,365,000 increase in other assets in the nine month period ended September 30, 1996, $1,205,000 related to increased deposits on equipment.

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

As a result of the foregoing, the Company used $814,000 and $9,836,000 in its investing activities in the three and nine month periods ended September 30, 1996, respectively, as compared to using $1,773,000 and $4,346,000, respectively, in the comparable 1995 periods.

On February 8, 1994, the Company registered 698,625 shares of common stock purchasable pursuant to the exercise of redeemable warrants. The redeemable warrants were distributed without cost as a distribution to the Company's stockholders of record as of February 8, 1994. Stockholders received one redeemable warrant for each share of common stock held by the stockholder. Each redeemable warrant was exercisable to purchase one-half (1/2) share of common stock at an exercise price of $2.00 per share. Certain stockholders of the Company, including, but not limited to, the Company's Chairman and three of its directors, agreed to contribute the redeemable warrants issued to them back to the Company. Consequently, the additional 831,000 shares which would have been issuable upon the exercise of such redeemable warrants were not issued or sold. The registration statement also related to shares of the Company's common stock issuable upon the exercise of warrants to purchase 170,250 shares held by the warrant solicitation agent and certain of its affiliates. On January 24, 1995, the Company called its Common Stock Purchase Warrants for redemption. As of the redemption date, February 23, 1995, all but 98,918 purchase warrants were exercised. In the nine month period ended September 30, 1995, the Company received net proceeds of $1,134,000 from the redemption of common stock purchase warrants and solicitation agent warrants. In the three and nine month periods ended September 30, 1996 the Company received proceeds of $2,400 from the exercise of solicitation agent warrants.

In the three and nine month periods ended September 30, 1996, the Company received $9,000 and $197,000, respectively, as compared to receiving $197,000 and $271,000, respectively, in the comparable 1995 periods, from the exercise of stock options.

On August 1, 1995, the Company sold an aggregate of 1,654,500 shares of Common Stock in a public offering. The Company received net proceeds of approximately $16,900,000 after deducting underwriting discounts, commissions and expenses of the offering of approximately $2,300,000. The Company used the proceeds of the offering, among other things, to repay outstanding bank indebtedness in the amount of $8,250,000 incurred in connection with the ASP acquisition, to repay approximately $208,000 of the outstanding balance due on a $500,000 twelve month term loan and to repay the Company's borrowings under its revolving credit line. The Company used the balance of the proceeds of the offering to purchase and improve its new ASP facility, to purchase machinery and equipment for all of its operations and for general corporate and working capital purposes.

In connection with the Retconn acquisition, on January 4, 1996, the Company entered into a term loan with the Bank in the principal amount of $6,000,000. The loan bears interest at the Bank's loan pricing rate (8.25% at September 30, 1996)and the principal is payable in 48 consecutive monthly installments of $125,000 commencing on February 1, 1997. Interest on the loan is payable monthly and commenced on February 1, 1996.

On December 20, 1995, the Company entered into a $7,500,000 revolving credit facility, a $2,000,000 capital lease facility and a $10,000,000 uncommitted line of credit with the Bank. $5,000,000 of the revolving credit facility is available to the Company for working capital purposes and $2,500,000 is used for a standby letter of credit to support the Company's gold consignment arrangement with a financial institution. The revolving credit facility bears interest at
 .25% under the Bank's loan pricing rate and is unsecured with the exception of a first priority security interest in the Company's gold inventory in the event of a drawing under the letter of credit. The facility is also guaranteed by each of the Company's subsidiaries. A fee equal to one half percent of the $7,500,000 line was paid. The maturity date of the facility is September 30, 1997. The $2,000,000 capital lease facility is being used for equipment lease transactions which bear interest at prevailing rates at lease inception dates and provide for bargain purchases at the end of such leases. The Bank has a first priority security interest in the equipment which is leased under the facility. The Company did not pay any fee for the $10,000,000 uncommitted line and therefor the availability of the line is at the discretion of the Bank. The Company has utilized $6,000,000 of the $10,000,000 uncommitted line for the Retconn acquisition, and has paid a fee for the use of the loan facility. The loan agreement provides, among other things, that the Company maintain certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. In the three and nine month periods ended September 30, 1996, the Company had not borrowed under its revolving credit facility. In the three and nine month periods ended September 30, 1995, the Company repaid $2,000,000 and $1,565,000, respectively, under its revolving credit facility.

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

To facilitate the acquisition by the Company of Polese Company on May 27, 1993, the Company entered into a $1,200,000 five year term loan agreement with the Bank. The term loan agreement calls for the repayment of the loan in twenty equal installments which commenced on October 1, 1993. Further, on December 16, 1993, the Company entered into a $465,000 five year term loan agreement with the Bank. The term loan agreement called for the repayment of such loan in eighteen equal installments which commenced on April 1, 1994. The term loans bore interest at the Bank's loan pricing rate plus 1.5%. The term loans are collateralized with a blanket lien on substantially all of the parent company's assets, excluding the common stock and assets of its subsidiaries. As of September 30, 1996, the Company had repaid all amounts due under the $465,000 term loan and had an outstanding balance of $450,000 due on the $1,200,000 term loan.

The Company has, and expects to be able to continue to, meet its obligations to the Bank from cash generated from operations. As at September 30, 1996, the Company was in compliance with all of the covenants contained in its loan agreements.

In conjunction with the ASP acquisition, certain of the former stockholders of ASP were to receive one-third of ASP's adjusted earnings before interest and taxes in excess of $650,000 per fiscal quarter, (the "Consulting Agreements"), through December 31, 1999. Payments and amounts due under the Consulting Agreements have been recorded on the Company's books as additional purchase price. In the fourth quarter of 1995, the Company bought out the remaining four years of payments due under the Consulting Agreements for $725,000 in cash and notes (of which $625,000 was outstanding at December 31, 1995) and 52,500 shares of the Company's common stock. In January 1996, the Company paid the $625,000 note in full.

Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP), is 50.1% owned by the Company and 49.9% owned by a holding company, Semiconductor Alliance Pte Ltd. In the three and nine month periods ended September 30, 1996, the Company and its joint venture partner each made a $984,202 equity contribution into ISP.

As a result of the above, in the three and nine month periods ended September 30, 1996, $670,000 and $5,268,000, respectively, of cash was provided by financing activities. This compares to net cash provided by financing activities of $6,246,000 and $7,257,000, respectively, in the three and nine month periods ended September 30, 1995. As a result of the Company's operations and equity financing activities, shareholders' equity increased $3,872,000 in the nine month period ended September 30, 1996.

The Company continually seeks to broaden its product lines by various means, including through acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing.

The Company believes that it has the capacity for growth and that its working capital and internally generated funds, combined with its bank line of credit, the proceeds it has received from its public offerings, and from other sources of financing, will be sufficient to satisfy the Company's currently anticipated cash requirements on both a short-term and long-term basis.

                              PRO FORMA INFORMATION

The following unaudited pro forma combined financial statements and explanatory notes are presented to reflect the acquisition of the business of Retconn Incorporated ("Retconn ") by Semiconductor Packaging Materials Co., Inc. (the "Company") effective as of January 2, 1996.

The pro forma statements of income for the three and nine month periods ended September 30, 1995, give effect to these transactions as if they had occurred at the beginning of the periods presented.

The pro forma information should be read in conjunction with (1) the historical financial statements for the Company, including the related notes thereto, included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995, and included in the Company's Form 10-QSB for the three and six month periods ended March 31, 1996 and June 30, 1996, respectively (2) the historical financial statements of Retconn, including the related notes thereto and (3) the Company's Form 8-K and 8-K/A filed on January 5, 1996 and March 15, 1996, respectively.

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

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED [ZW]
SEPTEMBER 30, 1995
                                                [ZW]
--------------------------------------------------------------------
                                                HISTORICAL

                                                SEMICONDUCTOR
                                                PACKAGING MATERIALS
                                                CO., INC. AND   [ZW]
RETCONN                                PRO FORMA
                                                SUBSIDIARIES    [ZW]
INCORPORATED         ADJUSTMENTS       AS ADJUSTED
                                                -------------   [ZW]
-------------        -------------     -------------
                                                                 [ZW]
Net sales                                       $5,217,345       [ZW]
$2,464,385                            $7,681,730
Service revenue                                  [ZW]
1,785,110                                              1,785,110
                                                ----------      [ZW]
-----------          -----------        ----------
Total revenue                                    7,002,455        [ZW]
2,464,385                             9,466,840

Cost of goods Sold                               3,432,422        [ZW]
1,735,458                (245)(1)     5,167,635
Cost of services performed                         [ZW]
902,280                                                902,280
                                                ----------      [ZW]
-----------          -----------        ----------

Total cost of goods sold and services performed  4,334,702        [ZW]
1,735,458                 (245)       6,069,915

Gross profit                                     2,667,753          [ZW]
728,927                  245        3,396,925

Selling, general and administrative expenses     1,605,361          [ZW]
213,016               44,054(4)     1,862,431
                                                ----------      [ZW]
-----------          -----------        ----------

Operating income                                 1,062,392          [ZW]
515,911              (43,809)       1,534,494

Interest expense (net)                             159,074            [ZW]
4,435              129,271 (2)      288,345
                                                                                          [ZW]
(4,435)(3)
                                                ----------      [ZW]
-----------          -----------        ----------

Income before provision for income taxes           903,318          [ZW]
511,476             (168,645)        1,246,149

Provision for income taxes                         [ZW]
206,912                               141,452 (5)       348,364
                                                ----------      [ZW]
-----------          -----------        ----------
Net income                                        $696,406         [ZW]
$511,476            $(310,097)         $897,785
                                                ==========      [ZW]
===========          ===========        ==========

Net income per common share                          $0.13       [ZW]
$51,147.60                                  $0.16
                                                ==========      [ZW]
===========          ===========        ==========

Weighted average number of [ZW]
common                                                            (10)(6)
shares outstanding                               5,529,272               [ZW]
10               15,000 (6)     5,544,272
                                                ==========      [ZW]
===========          ===========        ==========

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995



(1) Adjustment which reflects three months of depreciation expense on Retconn Incorporated machinery and equipment and furniture and fixtures at appraised values amounting to $431,204, assuming an estimated useful life of seven years on a straight line basis adjusted by actual depreciation expense on machinery and equipment and furniture and fixtures recorded by Retconn Incorporated for the three months ended September 30, 1995, amounting to $15,645.

(2) Adjustment which records interest expense on a $6,000,000 term note with a floating rate yielding an effective interest rate of approximately 8.5%.

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

(5) Federal income taxes have been provided for the three month period ended September 30, 1995 primarily because Retconn Incorporated prior to its acquisition by the Company, was treated as an S corporation for federal income tax purposes. The income tax provision of $141,452 represents
     Retconn's pre-tax income of $511,476 less total pre-tax pro forma adjustments of $168,645 adjusted for Connecticut income taxes of 11% and federal income taxes of 34%.

(6) Adjustment which reflects the issuance of 15,000 shares of the Company's common stock commensurate with the acquisition and the retirement of (10) S corporation shares.

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                     FOR THE NINE MONTHS ENDED [ZW]
SEPTEMBER 30, 1995
                                                     [ZW]
------------------------------------------------------------------------
                                                     HISTORICAL
                                                     SEMICONDUCTOR
                                                     PACKAGING MATERIALS
                                                     CO., INC. AND           [ZW]
RETCONN                             PRO FORMA
                                                     SUBSIDIARIES            [ZW]
INCORPORATED      ADJUSTMENTS       AS ADJUSTED
                                                     -------------           [ZW]
-------------     -------------     -----------
                                                                            [ZW]
Net sales                                             $14,728,768           [ZW]
$6,754,600                           $21,483,368
Service revenue                                         [ZW]
5,393,105                                                  5,393,105
                                                       ----------           [ZW]
----------         -------------     -----------
Total revenue                                          20,121,873            [ZW]
6,754,600                            26,876,473

Cost of goods Sold                                      9,753,908            [ZW]
4,763,442                  (735)(1)  14,516,615
Cost of services performed                              [ZW]
2,491,558                                                  2,491,558
                                                       ----------           [ZW]
----------         -------------     -----------
Total cost of goods sold and services performed        12,245,466            [ZW]
4,763,442                  (735)     17,008,173

Gross profit                                            7,876,407            [ZW]
1,991,158                   735       9,868,300

Selling, general and administrative expenses            4,800,518              [ZW]
645,790               132,163(4)    5,578,471
                                                       ----------           [ZW]
----------         -------------     -----------
Operating income                                        3,075,889            [ZW]
1,345,368              (131,428)      4,289,829

Interest expense (net)                                    929,529               [ZW]
16,185               387,812 (2)   1,317,341
                                                                                                     [ZW]
(16,185)(3)
                                                       ----------           [ZW]
----------         -------------     -----------
Income before provision for income taxes                2,146,360            [ZW]
1,329,183              (503,055)      2,972,488

Provision for income taxes                                [ZW]
456,763                2,825               338,035 (5)     797,623
                                                       ----------           [ZW]
----------         -------------     -----------
Net income                                             $1,689,597           [ZW]
$1,326,358         $    (841,090)     $2,174,865
                                                       ==========           [ZW]
==========         =============     ===========

Net income per common share                                 $0.36          [ZW]
$132,635.80                                $0.46
                                                       ==========           [ZW]
==========         =============     ===========

Weighted average number of [ZW]
common                                                                        [ZW]
(10)(6)
shares outstanding                                      [ZW]
4,745,754                   10                15,000 (6)   4,760,754
                                                       ==========           [ZW]
==========         =============     ===========

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

(1) Adjustment which reflects nine months of depreciation expense on Retconn Incorporated machinery and equipment and furniture and fixtures at appraised values amounting to $431,204, assuming an estimated useful life of seven years on a straight line basis adjusted by actual depreciation expense on machinery and equipment and furniture and fixtures recorded by Retconn Incorporated for the nine months ended September 30, 1995, amounting to $46,935.

(2) Adjustment which records interest expense on a $6,000,000 term note with a floating rate yielding an effective interest rate of approximately 8.5%.

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

(5) Federal income taxes have been provided for in the nine month period ended September 30, 1995 primarily because Retconn Incorporated prior to its acquisition by the Company, was treated as an S corporation for federal income tax purposes. The income tax provision of $338,035 represents Retconn's pre-tax income of $1,329,183 less total pre-tax pro forma adjustments of $503,055 adjusted for Connecticut income taxes of 11% and federal income taxes of 34%, less $2,825 of taxes recorded by Retconn Incorporated in the nine month period ended September 30, 1995.

(6) Adjustment which reflects the issuance of 15,000 shares of the Company's common stock commensurate with the acquisition and the retirement of (10) S corporation shares.

PART II

Item 5 - Other Information

        Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore company, International Semiconductor Products Pte Ltd ("ISP") is 50.1% owned by the Company and 49.9% owned by a holding company, Semiconductor Alliance Pte Ltd. As of September 30, 1996, the Company and its joint venture partner each made a $984,202 equity contribution into ISP.


Item 6(a) - Exhibits

10.55 - Joint Venture Agreement dated August 28, 1996 between Semiconductor Alliance Pte Ltd, the Company and International Semiconductor Products Pte Ltd.


10.56 - Intellectual Property License Agreement dated August 28, 1996 between American Silicon Products, Inc. And International Semiconductor Products Pte Ltd.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SEMICONDUCTOR PACKAGING MATERIALS CO., INC.



               DATE: NOVEMBER 13, 1996           By: /S/ GILBERT D. RAKER
                                                 -------------------------------
                                                 Name:  Gilbert D. Raker
                                                 Title: Chairman of the Board
                                                 and Chief Executive Officer



               DATE: NOVEMBER 13, 1996           By: /S/ ANDREW A. LOZYNIAK
                                                 -------------------------------
                                                 Name:  Andrew A. Lozyniak
                                                 Title: Treasurer and Secretary
                                                 (Chief Accounting Officer)