Form 10KSB
period 1996-12-31
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1997-03-31
CIK 880858

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


(Mark one)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number: 1-10938

                   SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                 (Name of Small Business Issuer in Its Charter)


         Delaware                                       13-3584740
-------------------------------                      ----------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification Number)

        431 Fayette Avenue                                10543
        Mamaroneck, New York                            ----------
 ---------------------------------------                (Zip Code)
 (Address of principal executive offices)


Issuer's telephone number, including area code:  (914) 698-5353
                                                 --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
Title of Each Class                                        on Which Registered
-------------------                                        -------------------

Common Stock, $.10 par value                              NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Exchange Act:  None.

               Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

               Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

               For the fiscal year ended December 31, 1996, the Issuer had revenues of $46,027,203.




                                 Page 1 of 155 Pages

                      The Exhibit Index is located on page 14.

                At March 18, 1997 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $37,248,000.

               At March 18, 1997 the Registrant had 6,068,516 shares of Common Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date, the Registrant held 300,000 shares of Common Stock in treasury.



                      DOCUMENTS INCORPORATED BY REFERENCE:


               DOCUMENT                            Parts Into Which Incorporated
               --------                            -----------------------------


   Annual Report to Stockholders                         Part I, Item 1
   (Exhibit 13, attached hereto)                         Part II, Items 5, 6
                                                         and 7

   Definitive Proxy Statement
   prepared in connection with the Company's             Part III, Item 9, 10,
   1997 Annual Meeting of Stockholders which             11 and 12
   will be held on April 29, 1997.

                                     PART I
Item 1. Business.

            (a) General. Semiconductor Packaging Materials Co., Inc. consists of a Delaware corporation and its wholly owned and majority owned subsidiaries (collectively the "Company"). The Company provides specialty materials and services to the microelectronic and semiconductor industries on a worldwide basis. The Company's Microelectronics Group consists of the parent company ("SPM") and its subsidiaries, Polese Company, Inc. ("Polese") and Retconn Incorporated ("Retconn"). The Microelectronics Group primarily designs, develops, manufactures and markets customized fine wire and metal ribbon, precision metal stampings, powdered metal copper/tungsten heat dissipation products, sealing frames and RF coaxial contacts and connectors which are used in the assembly of microelectronic packages. Their products are incorporated into electronic components used for industrial and commercial applications, primarily to conduct electrical currents or signals, to solder electronic circuitry, to provide electrical interconnects, to house electronic components, to mount components or to dissipate heat. The Company's products are sold through internal sales personnel and a network of independent sales representatives, principally to manufacturers and assemblers of electronic devices who service the aerospace, automotive, communications, computer, medical, military and semiconductor industries. The Company's American Silicon Products, Inc. ("ASP") subsidiary, provides silicon wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication. On August 28, 1996, the Company established a jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP") to polish and reclaim silicon wafers in Singapore, with operations commencing in the second quarter of 1997. ISP is 50.1% owned by the Company and 49.9% owned by a holding company, Semiconductor Alliance Pte Ltd. Additionally, on January 23, 1997, the Company acquired a competitor of ASP's, Silicon Materials Service of Garland, Texas and Silicon Materials Service, B.V., of Helmond, Netherlands collectively ("SMS"). ISP and SMS will provide silicon wafer polishing and reclaiming services to the semiconductor industry..

               Additional descriptive information on each of the Company's businesses is included in the Company's Annual Report to security holders for the year ended December 31, 1996, and is incorporated herein as Exhibit 13.

               History. The registrant, Semiconductor Packaging Materials Co., Inc., is a Delaware corporation incorporated in 1988 as a successor to a company started in 1981. In December 1991 and January 1992, the Company sold 1,305,250 shares of Common Stock in a public offering.

               On February 18, 1994 the Company distributed redeemable warrants, without cost, to shareholders of record on February 8, 1994 (the "record date"). Each shareholder received one redeemable warrant to purchase one-half (1/2) share of the Company's Common Stock as of the record date. The redeemable warrants were listed on the American Stock Exchange under the ticker symbol SEM.WS. As of the redemption date, February 23, 1995, 98,918 purchase warrants were not exercised and were therefore canceled. A total of 649,166 shares of the Company's Common Stock were issued pursuant to the exercise of the redeemable warrants.

               On July 27, 1995, the Company sold an aggregate of 1,654,500 shares of Common Stock in a public offering. The Company received net proceeds of approximately $16,932,000 from the offering which facilitated 1) the repayment of a large part of the Company's outstanding indebtedness, 2) the purchase of additional machinery and equipment and 3) the purchase of one of the Company's facilities and land. The Company has used the balance of the proceeds of the offering for general corporate and working capital purposes.


               Acquisition of Polese. On May 27, 1993, the Company acquired all of the issued and outstanding common stock of Polese Company, Inc. for a purchase price of 450,000 common shares of the Company. Polese manufactures and markets seal frames and copper/tungsten heat dissipation products for use in the manufacture of electronic components, and produces sophisticated parts through the use of electrical discharge machines ("EDM") and computer numerical control ("CNC") turning centers for several customers in the medical and aerospace industries. In addition, the Company acquired from Frank
J. Polese all of the rights, including, but not limited to, a pending patent application, which patent was subsequently issued, which Mr. Polese owned for the development and application of copper/tungsten powdered metal technology to the electronics industry for a purchase price of $250,000 in cash and $750,000 in a note, as modified, inclusive of interest at 7% per annum. In 1995, the note was paid in full. From the date of acquisition and for a ten year period, Mr. Polese has the right to receive 10% of (i) the pre-tax profit from the copper/tungsten product line after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. As of December 31, 1996, no payments have been accrued or made to Mr. Polese under this agreement.


            Acquisition of American Silicon Products, Inc.. On December 15, 1994, A/S Acquisition Company, Inc., a Rhode Island corporation ("ASAC") merged with and into the Company's wholly-owned subsidiary, American Silicon Products, Inc., a Delaware corporation pursuant to an agreement dated as of November 18, 1994 (the "Merger Agreement"). ASAC had no operations of its own, but simultaneously with the Merger, acquired the assets of American Silicon Products, Inc., a Rhode Island corporation pursuant to an Asset Purchase Agreement among ASAC, ASP and the sole shareholder of ASP. The ASP assets acquired embodied a silicon wafer reclaiming and reconditioning business located in Providence, Rhode Island. ASAC purchased substantially all of the assets of ASP for $7,725,000 in cash. As part of the ASP acquisition, the Company also issued 400,000 common shares of the Company, to the former stockholders of ASAC which was appraised $1,600,000. The Company entered into Option Agreements with certain of the former stockholders of ASAC to purchase 25,000 shares of the Company's Common Stock at a price of $6.00 per share. All 25,000 options were exercised in 1995. The Company also paid $175,000 of ASAC's expenses in connection with the Merger and related transactions. Additionally, certain of the former stockholders of ASAC were to receive one-third of ASP's adjusted earnings before interest and taxes in excess of $650,000 per fiscal quarter, (the "Consulting Agreements"), through December 31, 1999. Payments and accruals for amounts due under the Consulting Agreements have been recorded on the Company's books as additional goodwill. In the fourth quarter of 1995, the Company bought out the remaining four years of payments due under the Consulting Agreements for $725,000 in cash and notes, $625,000 of which was paid in 1996, and 52,500 shares of the Company's common stock.


               Acquisition of Retconn Incorporated. Effective January 2, 1996, the Company acquired all of the common stock of Retconn Incorporated for $5,933,000 in cash. Retconn develops, designs and manufacturers subminiature coaxial contacts and connectors which are sold principally to manufacturers in the communications and computer industries. In connection with the acquisition, the Company entered into a term loan agreement with First Union Bank in the principal amount of $6,000,000. The loan was subsequently refinanced in conjunction with the SMS acquisition described below.


               Establishment of Singapore Joint Venture. Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd, is 50.1% owned by the Company and 49.9% owned by a holding company, Semiconductor Alliance Pte Ltd. In 1996, the Company and its joint venture partner made a total of $4,000,000 in equity contributions into ISP, which was contributed pro-ratably based on ownership. In addition, the Company has paid approximately $250,000 in costs associated with the establishment of the joint venture. The Company's Bank, on behalf of the Company, has also issued a standby letter of credit in the amount of $3,600,000 in order to assist ISP in obtaining Singapore bank financing.


               Acquisition of Silicon Materials Service and Silicon Materials Service, B.V. On January 23, 1997, the Company acquired the assets of Silicon Materials Service of Garland, Texas and 100% of the outstanding stock of Silicon Materials Service, B.V. ("SMSBV") of Helmond, Netherlands for approximately $13,000,000 in cash. Simultaneously with the acquisition, SMS Texas was merged into ASP. Concurrent with the acquisition, the Company entered into a $21,000,000 five year term loan with First Union Bank (the "Bank"). Fleet National Bank is also participating in the term loan facility. The $21,000,000 term loan was principally used to finance the SMS acquisition and to refinance the Retconn term loan. The principal amount is payable in 60 consecutive installments of $350,000 which commenced on March 1, 1997. The loan bears interest at a Eurodollar rate plus 2.25%.

               (b) Financial Information about Industry Segments - The Company has operated in one industry segment during each of its last two years.


               (c)  Narrative Description of Business

Products

               Wire and Metal Ribbon. The Company manufactures fine wire and metal ribbon used to conduct electricity or signals between two points of a circuit. Metal ribbon is wire which is flattened to specific height and width specifications and is used, primarily in microwave and selected industrial applications, to regulate electrical conductivity. Wire and metal ribbon is manufactured using gold, aluminum, copper, nickel and various metal alloys, each of which has a distinct characteristic for conducting electrical currents or signals. These products are sometimes coated or plated.

               The Company manufactures various sizes of wire in dimensions as thin as .0005 inches (less than the size of a human hair) for specific applications. Ribbon is produced in sizes as small as .00025 X .002. The Company's products must adhere to rigid OEM standards used in electronic applications, including military specifications.

               Precision Metal Stampings. Precision metal stampings are parts stamped out of metals that are used to solder or connect electronic circuitry, to package electronic circuitry, to dissipate heat or provide an interface for an electronic connection. Stampings manufactured by the Company, in dimensions as small as .005 inches, include preforms, heat sinks, jumper chips, bonding islands, connectors, frames, seals, bases, and cans. The Company also produces rolled strip.

               Preforms are custom shaped stampings used to solder metal parts to a substrate (a base on which the electronic circuitry rests). Preforms must quickly change from a solid state to a molten state and back again to effectuate an efficient bond. Heat sinks are specialized metal stampings used to dissipate heat generated by electrical currents. Jumper chips, bonding islands and connectors are metal stampings generally used to provide an interface for an electrical connection. Rolled strip is metal, either in pure or alloy form, that is flattened from an ingot to a specified thickness and slit to a width to meet a customer's specification or matched to fit with a die in the Company's manufacturing process.

               Stampings are produced from a variety of metals, including copper, aluminum, gold and gold alloys, and special metals such as molybdenum, and clad and plated materials. Molybdenum is a metal used for its unique heat dissipating properties. Clad materials, which are also used to manufacture precision stampings, are pieces of two or more different metals laminated together, and are generally used as an interface between aluminum and gold circuitry. The Company also has stampings plated for enhanced soldering and brazability.

               Tape on Reel Products. The Company offers a number of packaging options for its stamping products, including bulk packaging, parts supplied on carrier strips and, for high volume parts, tape on reel packaging. Tape on reel packaging is used to support surface mount assembly operations. The Company offers its customers stampings packaged on contact or pocket tape. Since many of the Company's stamped products are very small, the Company employs the use of automated and manual tape on reel equipment to perform this packaging function. The Company is also in the process of completing a class 10,000 clean room to facilitate the packaging of die ("semiconductor chips") in tape on reel.

               Seal Frames. In electronic applications of high reliability (military, medical and aerospace) where a circuit is exposed to severe environmental conditions (oceanographic and automotive applications) an electronic package is used to hermetically seal the circuit to insure its reliability. To obtain hermeticity, a sealing frame is brazed (a process similar to soldering) to either a ceramic or metal base and at a later point in the production a lid is added to complete the protective environment.

               Powdered Metal Heat Dissipation Products. Heat dissipation products are used to conduct heat away from critical areas of electronic circuits where it can be dissipated. Heat dissipation products are primarily used to conduct heat in high power wireless communication devices and high speed microprocessor packages. In 1991 with the financial and technical support of one of its customers, Polese began the development of a powdered copper/tungsten material with a more homogeneous copper and tungsten particle distribution than similar copper/tungsten materials available in the marketplace. In early 1995, the Company obtained a patent for a Method for Making Heat-Dissipating Elements for Micro-Electronic Devices. Polese utilizes this proprietary method to manufacture copper/tungsten heat dissipation products. The Company has also developed a non-electronic use of its powdered metal technology with the recent introduction of a copper/tungsten metal matrix composite for a sole weight for Taylor Made Golf's Titanium Bubble 2 (TM) irons.

               Other EDM Products. As a result of Polese's successful EDM operation in the manufacture of seal frames, a number of special products have been brought to Polese for manufacture. At this time, Polese is manufacturing small and complicated parts for the medical supply and other industries.

               Silicon Wafer Polishing and Reclaiming Services. ASP and SMSBV offer a variety of high tech, state-of-the-art wafer polishing and reclaiming services to the semiconductor industry. ISP will offer the same services once it begins operations, in the second quarter of 1997. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication. In 1995, ASP relocated from a 6,000 square foot facility to a new 18,000 square foot facility and acquired additional equipment. In 1996, ASP acquired an adjacent parcel of land adjoining its facility and is in the process of adding approximately 10,000 square feet onto its existing facility, significantly increasing its capacity. The expansion of the building is expected to be completed in the second quarter of 1997.

               Coaxial Contacts and Connectors. Retconn manufactures RF coaxial contacts and connectors which are sold principally to manufacturers in the wireless communication and computer industries. Retconn's products include a full line of DM subminiature RF contacts and connectors, including solder, solder/crimp, and crimp/crimp standard coaxial contacts. It has a line of SMA, SMB, SMC and MCX connectors that meet military specifications. In addition, it offers cable terminations and specials. Retconn also offers cable assemblies to its customers and is initiating a program to expand its cable assembly operations in the United States.


Raw Materials and Principal Suppliers

               The Company in most cases utilizes two or more alternative sources of supply for each of its raw materials. In certain instances, however, the Company will use a single source of supply when directed by a customer or by need. In order to ensure the quality of the Company's products, the Company has instituted strict supplier evaluation and qualification procedures. Once a supplier has been qualified to supply materials to the Company, the supplier will be included on the Company's preferred supplier list and will be evaluated and rated on an ongoing basis. The Company considers several of its vendors as principal suppliers. For precious metals the Company's vendors include Fleet Precious Metals, Sigmund Cohen, Handy and Harmon, Degussa Metz Metallurgical Corp. and Engelhard Corporation.

               The parent company makes extensive use of precious metals, including gold and, to a lesser extent, silver and platinum, as raw materials in the manufacture of certain of its products. Precious metals, particularly gold, are utilized based up on their reliability and conductivity. The prices at which the Company purchases precious metals are based upon market prices of precious metals at the time of purchase. Such metals have historically been subject to significant price fluctuations and the markets for such metals subject to volatility as a result of numerous factors beyond the control of the Company.

               Substantially all of the parent company's gold requirements are currently purchased from Fleet Precious Metals ("Fleet") pursuant to a consignment agreement. Under the agreement, Fleet has agreed to advance up to the lesser of 6,000 troy ounces of gold or gold having a market value of $2,700,000. The agreement provides that title to the gold remains with Fleet until the finished material is shipped, at which time the parent company is required to replace the gold. The prices paid by the parent company for its purchases are generally based upon the Comex or the Second London gold price and are fixed automatically on a first-order, first-priced basis. The parent company pays for gold in cash as of the date of purchase and pays a fee computed daily, currently at the rate of 3.25% per annum, based upon the value of gold consigned to the parent company. The agreement with Fleet expires on December 23, 1998. The Company believes that there are alternative sources of supply for the parent company's gold requirements in the event that the agreement with Fleet was terminated.

               Silver and platinum are currently purchased from various metals trading companies. The Company has no agreements with such suppliers, but believes that there are numerous alternative sources of supply for such metals.

               The Company purchases base metals, including aluminum, copper, copper/tungsten, kovar, molybdenum ,solder and clad metals and specially shaped materials from local metal distributors, cladding companies, roll formers, or other specialized suppliers. Principal suppliers for non-precious metals and outside processing services include Ed Fagin, Osram Sylvania, Platronics, AEP, Donham Craft, Technical Materials and Clad Metal Specialties.

               The Company also purchases certain components used in the assembly of coaxial contacts and connectors from such companies as Dartech Corporation and Whiting Screw Machine Products.

               The Company's decision to purchase certain raw materials is generally based upon whether such material is available consistent with required specifications at a cost lower than the Company's manufacturing costs. If the Company does not have, or could not, at a reasonable cost, develop the manufacturing capability for a specific material, it attempts to maintain at least two suppliers for such materials. While the Company attempts to maintain alternative sources for the Company's raw materials and believes that alternative sources are currently available for most of such metals and materials, the Company is subject to price fluctuations and periodic shortages of raw materials. The Company has no supply agreements with its suppliers and, accordingly, purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying necessary raw materials to the Company could adversely affect the Company's ability to manufacture and deliver products on a timely and competitive basis.


Production Process

               Products manufactured to customer specifications account for almost all of the Company's total revenues.

               Wire and metal ribbon are manufactured by casting pure metals with selected additives into cylindrical shapes which are then drawn through a series of diamond dies to progressively reduce the metal to a finished size. Wire is then either annealed in batches or strands. Metal ribbon is made by rolling wire into a flat shape or by slitting strip into narrow widths. Annealing, spooling and packaging are similar to those for wire.

               The manufacturing process for stamping consists of casting specific metals or alloy combinations into ingots which are passed through a series of rolling mills to meet specified thickness requirements, and then slit to specified widths. The material is stamped in a press which contains the die for the customer's part. Parts are then cleaned and packaged to suit customer requirements. The Company ships stampings in bulk form or employs packaging methods to integrate its stampings with automated manufacturing equipment utilized by its customers.

               Seal Frames are manufactured by sawing tubing, primarily copper or kovar (a nickel alloy of steel), or "burning" the frames out of stacked sheets of kovar on EDM machines. The seal frames are lapped (ground flat), machined when necessary, lapped again, cleaned, plated when necessary and inspected.

               Other EDM products are "burned" on EDM machines and finished on CNC milling machines or in selected secondary operations.

               The manufacturing process for copper/tungsten heat dissipation products consists of manufacturing a tool and die for the specific part, pressing the powdered materials in a powdered metal press, sintering the parts in a furnace, and machining them to the customer's specifications. The parts are then cleaned, plated, tested and packaged for shipment.

               Silicon wafer polishing and reclaiming services begin with incoming inspection of customer wafers. The wafers are sorted for reclaim suitability and conformance to customer specifications. A report is then sent to the customer indicating which wafers are reclaimable. While the Company from time to time procures its own wafers, the majority of the wafers it processes are owned by its customers. The customer usually retains title to the reclaimable wafers throughout the polishing and reclaiming process. The wafers are then processed to remove all diffusions and deposited layers (i.e., polysilicon, metals, nitrides, oxides, etc.). A two step polishing process, similar to that which is utilized by silicon suppliers, is then performed. The wafers are then cleaned with a front and back side scrubbing followed by rinsing, drying and further removal of particles. All cleaning is done in certified clean rooms utilizing deionized water. Product quality is assured though procedural discipline and Statistical Process Controls. Recently, the Company has achieved the ability to consistently process wafers with particles of less than .16 microns in size, with extremely low trace metals. The Company believes that its processing capability equals or betters that of any reclaiming capability in the world.

               The manufacturing process for coaxial contact and connectors begins with the machining of a variety of metals including brass, stainless steel and beryllium copper through the use of screw machines. Secondary operations are then performed on lathes, milling and threading machines, the machined parts are then cleaned, heat treated and if required, are gold or nickel plated. After plating and inspection, the machined parts along with other component parts are assembled to produce a contact or connector. Retconn currently sources approximately 85% of its parts machining, to a number of outside vendors, and assembles all of its contacts and connectors in-house.

               The Company usually operates on an eight-hour daily shift five days a week at the parent company's facility, with its tape on reel production and aluminum wire drawing operating on a two or three shift basis, consistent with business requirements. Polese usually operates between six and seven days per week, with its various departments running one to three shifts per day, consistent with business requirements. ASP usually operates on a three shift basis five days per week. Retconn usually operates on a two shift basis five days per week. Management believes that the Company possesses sufficient capacity to expand production of its existing products. The Company owns much of the equipment at its manufacturing and processing facilities and when appropriate, leases certain equipment from third parties. Capital lease agreements currently provide for annual principal and interest payments of approximately $1,772,000 for 1997. The Company employs persons who are responsible for equipment maintenance and outside contracts are used to augment the Company's maintenance capabilities.

               The Company currently utilizes third party manufacturers in connection with certain packaging and manufacturing processes. Such manufacturing processes include the screw machine operations and other secondary operations performed to produce connectors and the application of certain surface finishes, such as plating and cladding. Additionally, the Company from time to time arranges for third party vendors to package stamped parts for compatibility with automated manufacturing equipment.


Quality Control

               The Company utilizes extensive in-house statistical process quality control procedures ("SPC") and employs 23 persons engaged full-time in quality control functions.

               A substantial portion of the Company's customers require the Company to qualify as an approved supplier utilizing SPC. Generally, this qualification includes providing samples to the customer, passing preliminary evaluations and usage testing, completing customer evaluations and checklists and undergoing extensive in-plant inspections of the Company's personnel, manufacturing processes, equipment and associated quality control systems. The Company has undergone numerous inspections by various customers and continues to undergo such inspections on a regular basis. Accordingly, the Company's efforts are devoted to ensure that its capabilities and quality control standards are adequate to satisfy specific customer requirements. The Company receives quality control certifications each year from various customers.

               In May 1991, the Company was designated as a "Q-1" supplier by The Ford Motor Company. The Company is also ISO 9000 (an international quality standard for the European community) at five of its operations and holds various quality awards throughout the industries it serves. The Company believes that its ISO 9000 certifications are important in establishing the Company as a world class supplier and will greatly aid the Company in penetrating markets for the Company's products throughout the world.


Marketing and Sales

               The Company's domestic and foreign sales efforts are directed towards customers in numerous industries where the Company's products have wide application. The Company engages independent sales representatives in various regions throughout the United States, Europe, South America, the Middle East and the Far East for marketing to customers. These sales representatives are paid on a commission basis. As of February 28, 1997, the Company had arrangements with 23 sales representatives in the United States and 17 sales representatives who market the Company's products in Europe , the Middle East, Far East and South America,including France, Germany, Italy, the United Kingdom, Sweden, Israel, Singapore, Hong Kong, China, Taiwan, Korea, Malaysia, the Philippines, Mexico and Brazil. The Company believes that the use of independent sales organizations, which typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets, enhances the scope of the Company's marketing and sales efforts . Pursuant to agreements with independent sales representatives, such representatives are prohibited from carrying a line of products competitive with the Company's products. The Company has maintained relationships with certain of its sales representatives since the commencement of the Company's operations in 1981 and continues to engage new sales representatives as needed. The Company believes that additional sales representatives are available, if required.

               The Company currently employs twenty-eight inside sales and marketing personnel, including two of its executive officers, who are responsible for direct sales to the Company's customers, which are generated primarily through repeat orders. The Company's sales personnel also work closely with customers to solicit future orders and to render technical assistance and advice.

               Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company also advertises in trade publications, primarily in the United States.


Product and Process Development

               The Company places significant emphasis on product and process development and believes that such efforts are important to take advantage of market trends and to maintain its competitive position. The Company's product and process development activities include refinement of its manufacturing and processing capabilities and improvement in the metallurgical composition, durability and reliability of its products. The Company's technical personnel and outside consultants conduct specific projects to enhance performance of the Company's products and to meet specific customer requirements. In the past year these efforts have led to the development of a new gold wire for flip chips, a copper/tungsten metal matrix composite for a sole weight for Taylor Made Golf's Titanium Bubble 2 (TM) irons, a packaging process for die in tape on reel, a new 31 series coaxial connector and process improvements which enable the Company's reclaiming facilities to produce wafers with particles of less than .16 microns and extremely low levels of trace metals.

               The Company has expanded its product lines and processing capabilities through various acquisitions and a joint venture including the Company's acquisition of Polese in 1993, ASP in 1994 and Retconn in 1996, the ISP joint venture in 1996 and the SMS acquisition in 1997 and will continue to seek to expand through acquisitions and other strategic alliances.

Customers

               The Company's products are sold principally to customers servicing the computer, automotive, aerospace, military, medical, semiconductor and communications industries. The Company's customers include M/A Com, Kyocera America, SGS-Thompson, Delco Electronics, Motorola, Ford Motor Company, IBM, Cardiac Pacemakers, Interpoint, Norel, Texas Instruments, National Semiconductor, Hewlett Packard, Medtronics/Micro-Rel, Berg Electronics, Northern Telecom, TTI and Wafernet.

               For the years ended December 31, 1996 and 1995, sales of the Company's products, to the Company's five largest customers accounted for approximately 36% and 46%, respectively, of the Company's revenues. For the year ended December 31, 1996, one customer accounted for approximately 11% of the Company's total revenues. For the year ended December 31, 1995, two customers accounted for approximately 16% and 11%, respectively, of the

Company's revenues.

               The Company does not maintain contracts with many of its customers and generally sells its products pursuant to customer purchase orders. Certain of the Company's purchase orders with customers provide for annual requirements of a particular product. A substantial portion of the Company's orders for products, which include precious metals, provide that the initial price quotation is adjusted to reflect any changes in the price of precious metals at the time of shipment. Customer purchase orders are generally filled within two to six weeks and shipped to customers by common carrier.

               To date, the Company has relied upon foreign markets, including Europe and the Far East, for a portion of its revenues. For the years ended December 31, 1996 and 1995, direct sales of the Company's products into foreign markets accounted for approximately 10% and 5.0%, respectively, of the Company's consolidated revenues. Sales of the Company's products to foreign customers are made through 17 foreign manufacturer's representatives. The Company believes that a portion of its revenues will continue to be derived from the sale of its products in foreign markets, which will result in the Company's being subject to risks associated with foreign sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and export quotas and other trade restrictions. The Company is not aware of any foreign tariffs with respect to products marketed by the Company. Although export sales are subject to certain governmental restrictions, the Company has not experienced any difficulties with foreign or domestic trade restrictions.


Backlog

               The Company manufactures standard and custom products pursuant to customer purchase orders. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty. At January 2, 1997 and 1996, the Company's backlog of orders believed to be firm was approximately $10,067,000 and $9,273,000, respectively. The January 2, 1997 backlog amount does not include any backlog associated with SMS, which was acquired by the Company on January 23, 1997. The Company believes that the majority of the Company's backlog of orders existing as of January 2, 1997 will be shipped over the next twelve months.

Competition

               The market for the Company's products is highly competitive. The Company competes with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the development, sale and service of products. Such companies include Kulicke & Soffa Industries, Inc., Tanaka, Heraeus, Polymetallurgical Corporation, Coining Corp., Williams Advanced Materials, Climax Specialty Metals, Inc., Johnson Matthey, A.T. Wall, Exsil, Sumitomo Corporation, Phoenix Electronics Company of Chicago, Inc., Radiall, Inc., Huber and Suhner, Inc. and Amphenol Corporation. The Company believes that it is one of a limited number of manufacturers of all of its primary products and services: fine wire and metal ribbon, precision metal stampings, seal frames, other EDM products, powdered metal heat dissipation products, coaxial contacts and connectors and polishing and reclaiming of silicon wafers. The Company believes that this capability provides an advantage in marketing products to customers which seek to limit the number of their suppliers.

               The ability of the Company to compete successfully will depend in large measure on its ability to maintain development capabilities in connection with upgrading its products and quality control procedures and to adapt to technological changes and advances in the electronics industry, including ensuring continuing compatibility with evolving generations of electronic components and manufacturing equipment.


Patents and Proprietary Information

               The Company's ability to compete effectively may be materially dependent upon the proprietary nature of its technologies. The Company has been issued a patent for a Method for Making Heat-Dissipating Elements for Micro-Electronic Devices. Polese Company utilizes this proprietary method to manufacture copper/tungsten heat dissipation. The Company believes that this patent significantly improves its position in the marketplace. The powdered metal technology covered by this patent was acquired by the Company in connection with the Polese Company acquisition. Few of the Company's other manufacturing processes or products are protected by patents.

                The Company relies on proprietary know-how and employs various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although the Company has and expects to have confidentiality agreements with its employees, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.


Government Regulation

               The Company is subject to regulations administered by the United States Environmental Protection Agency, various state agencies and county and local authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. The extensive regulatory framework imposes significant compliance burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

               The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In New York State, the handling and disposal of hazardous substances is governed by the Environmental Conservation Law, which contains the New York counterparts of CERCLA and RCRA. In California, the handling and disposal of hazardous substances is governed by the law which contains the California counterparts of CERCLA and RCRA. The Rhode Island Department of Environmental Management regulates the handling and disposal of hazardous waste in Rhode Island under the Hazardous Waste Management Act of 1978 (counterpart to RCRA) and site remediation regulations. The Connecticut Department of Environmental Protection regulates the handling and disposal of hazardous waste in Connecticut under the Bureau of Waste Management, Bureau of Water Management and Office of Natural Resources (counterpart to RCRA) and site remediation regulations. The Texas Air Control Board regulates permissible emissions under the Texas Clean Air Act. The Texas Natural Resources Conservation Commission regulates industrial and hazardous waste generation and management under Chapter 31 of the Texas Administrative Code. Additionally, the City of Garland Texas, where ASP's Texas facility is situated, regulates the discharge of waste water under the City of Garland's Industrial Waste Ordinances. The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations. In 1995, Polese was cited for waste discharge of copper and installed a new waste water treatment system to ensure compliance with California and EPA clean water regulations. The Company continually evaluates its environmental practices with respect to such requirements and maintains all required licenses or permits.

               Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act, are also applicable to the Company. The Company believes it is in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions. The Company believes that the cost of compliance with such government and environmental regulations is not material.


Executive Corporate Officers of the Company

               Gilbert D. Raker, 53, President since December 31, 1995; Chairman of the Board and Chief Executive Officer of the Company since May 1990; Vice President of the Company from November 1988 until May 1990.

               Frank J. Polese, 40, Vice Chairman of the Company since January 1996 and a Director of the Company since July 1993. Mr. Polese also served as President of the Company from January 1994 through December 1995. From August 1991 until November 1996 and again since March 1997, Mr. Polese has served as President of Polese Company, which was acquired by the Company on May 27, 1993, prior to which Mr. Polese was its sole shareholder. Prior to August 1991, Mr. Polese was a manufacturer's representative specializing in products incorporated into microelectronic packages for the electronics industry.

               Kenneth J. Huth, 58, Executive Vice President of the Company since January 1994. President of the Company from January 1990 to December 1993. From 1972 until December 1989, Mr. Huth served as President of Kenneth J. Huth, Inc., a manufacturer's representative specializing in precision stampings and related products for the electronics industry.

               Andrew A. Lozyniak, 39, Executive Vice President since January 1995, Treasurer, Secretary and Chief Financial Officer of the Company since February 1992. From October 1991 until January 1992, Mr. Lozyniak acted as an independent financial consultant. From July 1986 until September 1991, Mr. Lozyniak was employed as Controller and Treasurer of Ditri Associates, Inc. ("DAI"). In connection with his employment with DAI, Mr. Lozyniak also served in various financial and operating positions with affiliated operating companies. Mr. Lozyniak also served as an executive officer of six companies acquired by the principals of DAI.

Employees

               As of February 28, 1997, the Company employed approximately 595 persons. All manufacturing personnel are paid on an hourly basis. All employees are employed full-time except for twenty-five part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.


Item 2. Properties.

               The Company's executive and manufacturing facility is currently situated in a 25,000 square foot building in Mamaroneck, New York. Effective April 15, 1997, the Company will relocate its executive offices and manufacturing facility to a 43,700 square foot building located in Armonk, New York. In November 1996, the Company purchased the Armonk building for approximately $2,200,000 to house SPM's operations, $1,760,000 of which was financed through term debt which is payable in 120 equal monthly installments of $14,667, plus interest. In 1996, the Company leased a facility from R & R Associates, a partnership whose general partners are Messrs. Hanau and Gordon (founders of the Company), which lease expiries on May 31, 1997, The Company will not renew this lease. The annual rent is $180,000, plus a portion of property taxes, which in 1996 amounted to approximately $21,000. The Company's Armonk facility is suitable for the Company's current needs and will initially be operating at approximately 50% of its productive capacity. The property is well maintained and in good condition.

               Polese entered into an agreement to lease approximately 24,211 square feet of industrial space at 10103 Carroll Canyon Road, San Diego, California. The lease term commenced on December 1, 1993 and expires on November 30, 1998 and calls for an annual rental of $92,976 for the first year, with 4% annual rent increases in the second through fifth years. The performance of Polese Company's obligations under the lease is guaranteed by the Company. Polese Company also leases approximately 7,500 square feet at 8680 Mirilani Drive, San Diego, California. The lease term commenced on July 1, 1994 and expires on December 15, 1999 and calls for an annual rental of approximately $52,000. The facilities are suitable for the Company's current needs and are operating at approximately 50% of their productive capacity. The properties are well maintained and are in good condition.

               On November 20, 1995, ASP Realty, Inc., a Rhode Island Corporation and wholly owned subsidiary of ASP, purchased a facility of approximately 18,000 square feet along with land of approximately 37,000 square feet, from ALAK Associates, for $475,000 in cash. In 1995, prior to the acquisition of the facility and land, ASP paid ALAK Associates approximately $56,000 in total monthly rentals for use of the facility. In the second quarter of 1996, ASP acquired a piece of property adjacent to its plant and initiated a program to expand its facility by 10,000 square feet. Such plant expansion is expected to be completed in the second quarter of 1997. The property is well maintained and is in good condition.

               ASP also leases two facilities and a warehouse in Garland, Texas. ASP leases a 26,590 square foot facility at 2985 Market Street, Garland, Texas. The lease on the facility commenced on January 23, 1997 and continues until January 31, 1999 with a one year extension option. Rents during the period beginning January 23, 1997 and ending on July 31, 1997 are at an amount equal to the real estate taxes on the premises which amount to approximately $4,338 per month. During the remaining term of the lease, ASP will pay real estate taxes on the premises plus rent equal to $10,000 per month. ASP also has an option to purchase the premises for $1,000,000 until the expiration of the lease. ASP leases a 16,600 square foot facility at 2613 Industrial Lane, Garland, Texas. The lease on the facility commenced on January 23, 1997 and continues until January 31, 1999 with a one year extension option. Rents during the period beginning January 23, 1997 and ending on July 31, 1997 are at an amount equal to the real estate taxes on the premises which amount to approximately $908 per month. During the remaining term of the lease, ASP will pay real estate taxes on the premises plus rent equal to $5,000 per month. ASP also has an option to purchase the premises for $500,000 until the expiration of the lease. The warehouse is situated in approximately 7,500 square feet and is located at 2627 Market Street, Garland, Texas. The lease on the warehouse expires on May 21,1999 and calls for monthly rentals of $1,845 plus property taxes and utilities. ASP has vacated the warehouse and is in the process of attempting to sublet it. The facilities and warehouse are well maintained and are in good condition.

               Retconn's primary operations are located in a 12,000 square foot facility in Torrington, Connecticut. The lease on the facility expires on January 1, 1998 and calls for annual lease payments of $56,525, payable in equal monthly installments. The lease term may be extended through 1999. Retconn also leases a 2,500 square foot facility, on a month to month basis, near its main facility to house its cable assembly operation. The lease expires in on June 30, 1997 and calls for monthly rentals of $1,300. The properties are well maintained and are in good condition.

               Silicon Materials Service, B.V.'s operations are located approximately 10,000 square foot facility at Achterdijk 8, 5705 CB, Helmond, Netherlands. This lease was assumed by the Company pursuant to the SMS acquisition. The lease commenced on January 1, 1994 and continues for a period of five years and calls for annual lease payments of 43,894 Dutch Florins. The facility is well maintained and is in good condition.

Item 3. Legal Proceedings.

               The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company. The Company is not currently subject to any material legal proceedings.


Item 4. Submission of Matters to a Vote of Security-Holders.

               No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.




                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

               Information related to the Market for Registrant's Common Equity and Related Stockholder Matters is included on page 24 of the Company's Annual Report to security holders for the year ended December 31, 1996, and is incorporated herein as Exhibit 13.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


               The Company's Management's Discussion and Analysis of Operations and Financial Condition is included on page 24 of the Company's Annual Report to security holders for the year ended December 31, 1996, and is incorporated herein as Exhibit 13.


Item 7.  Financial Statements.

               The financial statements contained in Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 are incorporated by reference and is filed herein as Exhibit 13.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

               Information relating to the directors of the Company included under the heading "Election of Directors" in the Company's definitive proxy statement prepared in connection with the April 30, 1996 Annual Meeting of Stockholders, is incorporated herein by reference. For information relating to executive officers of the Company, reference is made to "Executive Officers of the Company" in Part 1, Item 1 of this report. Information relating to compliance with Section 16( a) of the Exchange Act included under the heading "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.


Item 10.  Executive Compensation.

                Information relating to executive compensation included under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and
                Management.

                Information relating to security ownership of certain beneficial owners and management included under the heading "Voting Securities" in the Proxy Statement is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions.

                Information relating to certain relationships and related transactions included under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.

                The following is an index of the financial statements of the Company which are herewith incorporated by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

                                                                            Page(s) in
                                                                          the Annual Report
        (a) (1) Financial Statements:

                Consolidated Balance Sheet as of December 31, 1996................6

                Consolidated Statement of Income for the Years
                 Ended December 31, 1996 and 1995.................................7

                Consolidated Statement of Shareholders' Equity for the Years
                 Ended December 31, 1996 and 1995.................................8

                Consolidated Statement of Cash Flows for the Years
                 Ended December 31, 1996 and 1995.................................9

                Notes to Consolidated Financial Statements....................10-17

                Report of Independent Auditors...................................18

   (a) (2) Financial Statement Schedules:

           All schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above financial statements or the notes thereto included in this report.

   (b)     Exhibits:

   3.1       Certificate of Incorporation of the Company (1)

   3.2       Amendment to Certificate of Incorporation (1)

   3.3       Bylaws of the Company (1)

   4.1(a) Underwriter's Warrant Agreement, dated as of December 20 , 1991, between the Company and the Underwriter (2)

   4.1(b) Amendment No. 1 to the Underwriter's Warrant Agreement, dated as of April 27, 1993 (6)

   10.1 Gold Lease Agreement between the Company and Republic National Bank of New York dated May 17, 1989 (1)

   10.3(a) Amended and Restated Non-Competition Agreement by and between the Company and Rudolf Hanau and dated as of May 23, 1990 (1)

   10.3(b) Amended and Restated Non-Competition Agreement by and between the Company and Richard Gordon and dated as of May 23, 1990 (1)

   10.5(a) Termination Agreement between the Company and Rudolf Hanau dated October 30, 1991 (1)

   10.5(b) Termination Agreement between the Company and Richard Gordon dated October 30, 1991 (1)

   10.6 Employment Agreement between the Company and Richard Gordon dated October 30, 1991 (1)

   10.7 Employment Agreement between the Company and Rudolf Hanau dated October 30, 1991 (1)

   10.8 Non-Competition Agreement between the Company and Richard Gordon dated as of November 30, 1988 (3)

   10.9 Non-Competition Agreement between the Company and Rudolf Hanau dated as of November 30, 1988 (3)

   10.10(a)  Company's Employee Stock Option Plan (4)

   10.10(b)  Company's Amended Employee Stock Option Plan (6)

   10.12(a) Stock Purchase Agreement dated April 30, 1993 by and between Registrant and Frank J. Polese (5)

   10.12(b) Asset Purchase Agreement dated April 30, 1993 by and between the Registrant and Frank J. Polese (5)

   10.13(a) Term Loan and Security Agreement dated May 27, 1993, between the Registrant and Union Trust Company (5)

   10.13(c) Promissory Note dated May 27, 1993 from the Registrant to Union Trust Company (5)

   10.13(d) Guaranty and Security Agreement between Polese Company, Inc. and Union Trust Company (5)

   10.15 Lease Agreement dated as of October 22, 1993 between Transamerica Occidental Life Insurance Company and Polese Company, Inc. (6)

   10.16 Form of Warrant Agreement between the Company, Continental Stock Transfer & Trust Company and Sands Brother & Co., Ltd. (6)

   10.17     Form of Agreement to Contribute Redeemable Warrants to Company. (6)

   10.18     Promissory Note dated May 27,1993 payable to Frank J. Polese. (6)

   10.19 Documents related to Secured Loan from Union Trust Company dated December 16, 1993

             (a)     Loan and Security Agreement (6)

             (b)     Promissory Note (6)

             (c)     Subordination and Intercreditor Agreement (6)

             (d)     Guaranty and Security Agreement (6)

             (e) Loan Modification Agreement to Loan and Security Agreement dated May 27, 1993 (6)

             (f)     Assignment of Patents (6)

   10.20 Documents related to Revolving Loan Agreement from Union Trust Company dated June 16, 1994

             (a)     Revolving Credit Agreement (8)

             (b)     Revolving Credit Note (8)

             (c)     Subordination and Pledge Agreement (8)

             (d)     Guaranty and Security Agreement of Parent (8)

             (e)     Guaranty and Suretyship Agreement of Polese Company,
                     Inc. (8)

             (f)     Assignment of Patents (8)

   10.21 Loan Modification Agreement dated November 23, 1994 to Revolving Credit Agreement between the Registrant and Union Trust Company (8)

   10.22 Form of Modification of Gold Lease Agreement between the Registrant and Republic National Bank of New York dated December 6, 1994 (8)

   10.23(a) Employment Agreement dated as of December 15, 1994 between the Company and Gilbert D. Raker (8)

   10.23(b) Modification of Employment Agreement dated as of December 15, 1994 between Polese Company, Inc and Frank J. Polese (8)

   10.23(c) Employment Agreement dated as of December 15, 1994 between the Company and Kenneth J. Huth (8)

   10.23(d) Employment Agreement dated as of December 15, 1994 between the Company and Andrew A. Lozyniak (8)

   10.24 Lease Extension Agreement dated December 1, 1994 between the Company and R&R Associates (8)

   10.25 Lease Agreement dated as of June 1, 1994 between Nobbs Family Trust and Polese Company, Inc. (8)

   10.26 Lease Agreement dated as of January 1, 1995 between W. Ralph Byrne and American Silicon Products, Inc. (8)

   10.27 Lease Agreement dated as of January 19, 1995 between Thomas A. Langton and David T. Kearns, Jr. d/b/a Alak Associates, and American Silicon Products, Inc. (8)

   10.28 Documents related to the ASAC merger and the acquisition of the assets of American Silicon Products, Inc., a Rhode Island corporation

              (a)     Asset Purchase Agreement dated as of
                      September 28, 1994, as amended, among Peter
                      Vessella, ASPI and ASAC. (7)

              (b)     Merger Agreement dated as of November 18,
                      1994 by and among the Registrant, Newco, ASAC and the stockholders of ASAC. (7)

              (c)     Consulting Agreement dated as of December
                      15, 1994 by and between the Registrant and Peter J. Hurley. (7)

              (d)     Term Loan Agreement (Bridge Loan) dated
                      December 15, 1994 by and between the
                      Registrant and UTC. (7)

              (e)     Term Loan Agreement dated December 15, 1994
                      by and between the Registrant and UTC. (7)

              (f) Promissory Note in the principal amount of $8,250,000, dated December 15, 1994 from the Registrant to UTC. (7)

   10.29 Documents related to Revolving Loan Agreement from First Fidelity Bank dated December 20, 1995.

              (a)     Revolving Loan and Security Agreement

              (b)     Revolving Promissory Note

   10.30 Documents related to Term Loan Agreement from First Union Bank of Connecticut dated January 4, 1996.

              (a)     Term Loan Agreement

              (b)     Term Promissory Note

   10.31(a) Termination Agreement dated as of October 27, 1995 between the Company and John P. Holmes, III.

   10.31(b) Termination Agreement dated as of October 27, 1995 between the Company and J. Francis Lavelle.

   10.31(c) Termination Agreement dated as of October 27, 1995 between the Company and Rolf E. Soderstrom.

   10.31(d) Termination Agreement dated as of October 27, 1995 among the Company Peter J. Hurley, Harrison Hurley & Co., Inc and Harrison Hurley & Co. II, Inc..

   10.49      1994 Amendment to Employees' Incentive Stock Option Plan. (9)

   10.50      1995 Amendment to Employees' Incentive Stock Option Plan. (9)

   10.51 Commercial Grid Note dated May 31, 1995 in the amount of $1,250,000 from the Company to Union Trust Company. (9)

   10.55 Stock Purchase Agreement dated as of December 20, 1995 by and among Retconn Acquisition, Inc. and Daniel A. LeDonne, The Richard
              C. Ashworth 1993 Trust, Richard C. Ashworth individually, William
              S. White and Retconn Incorporated.(10)

   10.56 Employement Agreement dated January 4, 1996 between Retconn Incorporated and Daniel A. LeDonne.(10)

   10.57 Closing Date Agreement dated January 4, 1996 amoang Retconn Acquisition, Inc., Daniel A. LeDonne, The Richard C. Ashworth 1993 Trust, Richard C. Ashworth individually, William G. White and Retconn Incorporated.(10)

   10.58 Joint Venture Agreement dated August 28, 1996 between Semiconductor Alliance Pte Ltd., the Company and International Semiconductor Products Pte Ltd.(11)

   10.59 Intellectual Property License Agreement dated August 28, 1996 between American Silicon Products, Inc. and International Semiconductor Products Pte Ltd.(11)

   10.60 Purchase Agreement dated as of January 16, 1997 between American Silicon Products, Inc. and Air Products & Chemicals, Inc. (12)

   10.61 Credit Agreement dated as of January 23, 1997 between the Company and First Union Bank of Connecticut.

   13         1996 Annual Report

   22         List of Subsidiaries of the Company

   23.1 The Consent of Goldstein Golub Kessler & Company, P.C., the Company's independent certified pubic accountants, to incorporation by reference in the Annual Report on Form 10-KSB of their report dated January 30, 1997.

   23.2 The Consent of Goldstein Golub Kessler & Company, P.C., the Company's independent certified pubic accountants, to incorporation by reference to Registration Statement on Form S-8 of their report dated January 30, 1997.

   (1) Incorporated herein by reference to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on November 1, 1991.

   (2) Incorporated herein by reference to the Company's Annual Report for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 31, 1992.

   (3) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on December 6, 1991.

   (4) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on December 20, 1991.

   (5) Incorporated herein by reference to Current Report on Form 8-K filed with the SEC on June 11, 1993, as amended by Form 8-K/A.

   (6) Incorporated herein by reference to the Company's Registration Statement No. 33-70876 on Form S-3 filed, with the Securities and Exchange on October 28, 1993 and as amended on December 30, 1993, January 20, 1994 and February 7, 1994.

   (7) Incorporated herein by reference to Current Report on Form 8-K filed with the SEC on December 29, 1994.

   (8) Incorporated herein by reference to the Company's Annual Report for the year ended December 31, 1995, filed with the SEC for March 31, 1995.

   (9) Incorporated herein by reference to the Company's Registration Statement No. 33-93502 on Form SB-2 filed, with the Securities and Exchange on June 16, 1995 and as amended on July 19, 1995 and July 26, 1995.

  (10)        Incorporated by reference to the Company's Form 8-K filed January
              4, 1996.

  (11) Incorporated by reference to the Company's 10-QSB filed for the quarter ended September 30, 1996.

  (12)        Incorporated by reference to the Company's Form 8-K filed February
              4, 1997.

               Reports on Form 8-K

               (b) No current reports on Form 8-K were filed by the registrant during the quarter ended December 31, 1996.

                                   SIGNATURES



               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                         (Registrant)


                              By: /s/ Gilbert D. Raker
                                  ---------------------------------
                                  Gilbert D. Raker, Chief Executive
                                  Officer, President, Chairman of the Board of
                                  Directors and Director



Dated:  March 31, 1997

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Gilbert D. Raker                                March 31, 1997
-----------------------------------
Gilbert D. Raker, Chief Executive
Officer, President, Chairman of
the Board of Directors and Director

/s/ Frank Polese                                    March 31, 1997
-----------------------------------
Frank J. Polese, Vice Chairman
and Director

/s/ Kenneth J. Huth                                 March 31, 1997
-----------------------------------
Kenneth J. Huth, Executive Vice
President

/s/ Andrew A. Lozyniak                              March 31, 1997
-----------------------------------
Andrew A. Lozyniak, Executive Vice
President, Treasurer and Secretary

/s/ Mark Pinto                                      March 31, 1997
-----------------------------------
Mark Pinto, Director

/s/ John U. Moorhead, II                            March 31, 1997
-----------------------------------
John U. Moorhead, II, Director

/s/ Steven B. Sands, Director                       March 31, 1997
-----------------------------------
Steven B. Sands, Director

/s/ Richard D. Fain, Director                       March 31, 1997
-----------------------------------
Richard D. Fain, Director