Form 10-Q
period 1997-03-31
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1997-05-15
CIK 880858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10938

                   SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                    (Name of Business Issuer in its charter)

                      Delaware                       13-3584740
             (State of other jurisdiction        (I.R.S. Employer
           of incorporation or organization)     Identification No.)

                    1 LABRIOLA COURT, ARMONK, NEW YORK 10504
          (Address of principal executive offices, including zip code)

                                 (914) 273-5500
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             (1)  Yes       [X]               No        [ ]

             (2)  Yes       [X]               No        [ ]

           The number of shares outstanding of the Registrant's sole class of common stock, as of March 31, 1997 was 6,068,516 shares.

PART I.              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

                     INDEX TO FINANCIAL STATEMENTS                         PAGE





                     Consolidated Balance Sheet at
                     March 31, 1997 and December 31, 1996.                 3

                     Consolidated Statement of Income
                     for the three months ended
                     March 31, 1997 and 1996.                              4

                     Consolidated Statement of Cash Flows
                     for the three months ended
                     March 31, 1997 and 1996.                              5

                     Consolidated Statement of Shareholders' Equity
                     for the three months ended March 31, 1997             6

                     Notes to Consolidated Financial Statements            7

                     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations         8-11

ITEM 2.              PRO FORMA INFORMATION                                 12

                     Pro Forma Consolidated Statement of
                     Income for the three months ended
                     March 31, 1996 (Unaudited)                            13

                     Notes to Unaudited Pro Forma Consolidated
                     Statement of Income for the three months
                     ended March 31, 1996                                  14


PART II              OTHER INFORMATION                                     15



SIGNATURE  PAGE                                                            16



EXHIBITS                                                                   17


|_|  Transition Report on Form N-SAR

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                  March 31,    DECEMBER 31,
ASSETS                                                              1997            1996
                                                                 (UNAUDITED)
Current Assets:                                                 ------------    -----------
 Cash and cash equivalents                                      $  1,962,099    $ 3,531,099
 Accounts receivable, less allowance for doubtful
 accounts of $169,000 and $143,000, respectively                   7,380,250      5,637,158
 Inventories                                                      10,898,341      9,078,471
 Prepaid expenses and other current assets                         1,017,141        885,644
                                                                ------------    -----------
Total current assets                                              21,257,831     19,132,372
                                                                ------------    -----------
Property and Equipment-at cost, net of accumulated
depreciation and amortization of $7,410,376
and $6,444,253, respectively                                      37,012,471     20,700,573
                                                                ------------    -----------
Other Assets-net of accumulated amortization:
 Technology rights and intellectual property                         735,557        749,523
 Goodwill                                                         16,829,752     14,816,454
 Other                                                             1,359,464      1,090,403
                                                                ------------    -----------
Total other assets                                                18,924,773     16,656,380
                                                                ------------    -----------
Total Assets                                                    $ 77,195,075    $56,489,325
                                                                ============    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                               $  5,095,315    $ 3,462,227
 Accrued expenses                                                  2,823,318        856,810
 Income taxes payable                                                 42,824      1,143,518
 Current portion of obligations under capital leases               1,350,526      1,306,763
 Current portion of long-term debt                                 6,052,621      1,416,000
                                                                ------------    -----------
Total current liabilities                                         15,364,604      8,185,318
                                                                ------------    -----------
Deferred income taxes                                              1,470,460      1,470,460
Long-term debt                                                    20,310,406      6,719,333
Obligations under capital leases                                   3,854,975      4,242,415
                                                                ------------    -----------
Total Liabilities                                                 41,000,445     20,617,526
                                                                ------------    -----------

Minority Interest in subsidiary                                    1,817,196      1,932,171
                                                                ------------    -----------
Shareholders' Equity:
 Preferred stock-$.10 par value; authorized 1,000,000
  shares, none issued                                                      0              0
 Common stock-$.10 par value; authorized 10,000,000
  shares, issued 6,368,516 and 6,355,516 shares, respectively        636,852        635,552
 Additional paid-in-capital                                       28,157,213     28,070,464
 Cumulative Translation Adjustment                                  (131,485)
 Retained Earnings                                                 5,714,854      5,233,612
                                                                ------------    -----------
                                                                  34,377,434     33,939,628
 Less: Treasury stock: 300,000 shares, at cost                             0              0
                                                                ------------    -----------
Shareholders' Equity                                              34,377,434     33,939,628
                                                                ------------    -----------
Total Liabilities And Shareholders' Equity                      $ 77,195,075    $56,489,325
                                                                ============    ===========




                 See Notes to Consolidated Financial Statements

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)


                                                           For The Three Months
                                                              Ended March 31,
                                                           1997            1996
                                                        -----------   ----------

Net Sales                                               $ 9,038,374   $ 7,922,007
Service Revenue                                           4,868,491     3,326,256
                                                        -----------   -----------
Total Revenue                                            13,906,865    11,248,263

Cost of Goods Sold                                        6,553,663     5,825,969
Cost of Services Performed                                3,439,919     1,692,901
                                                        -----------   -----------
Cost of Goods Sold and
Services Performed                                        9,993,582     7,518,870
                                                        -----------   -----------

Gross Profit                                              3,913,283     3,729,393

Selling, General and
Administrative Expenses                                   2,711,051     1,876,210
                                                        -----------   -----------

Operating Income                                          1,202,232     1,853,183

Interest Expense (Net)                                      516,250       203,100
                                                        -----------   -----------

Income Before Provision for Income Taxes and
 Minority Interest in Loss of Consolidated Subsidiary       685,982     1,650,083

Provision for Income Taxes                                  280,572       660,481

                                                        -----------   -----------
Income Before Minority Interest in Loss
 of Consolidated Subsidiary                                 405,410       989,602

Minority Interest in Loss of Consolidated Subsidiary         75,832


                                                        -----------   -----------
Net Income                                              $   481,242   $   989,602
                                                        ===========   ===========


Income per Common Share                                 $       .08   $       .16
                                                        ===========   ===========

Weighted Average Number of
Common Shares Outstanding                                 6,206,817     6,093,932
                                                        ===========   ===========


                 See Notes to Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                For The Three Months
                                                                   Ended March 31,
                                                                 1997          1996
Cash Flows From Operating Activities:                          --------      --------

Net Income                                                  $    481,242    $   989,602

 Adjustments To Reconcile Net Income To Net
 Cash Provided By Operating Activities:
  Gain on Sale of Property and Equipment                         (45,657)
  Depreciation And Amortization Of Property And Equipment        997,341        512,606
  Other Amortization                                             183,563        169,746
  Deferred Income Taxes                                                0         50,000
  Minority Interest in Subsidiary Loss                          (114,975)
 Changes In Operating Assets And Liabilities:
  Increase In Accounts Receivable                               (374,047)    (1,174,675)
  Increase In Inventories                                       (516,838)      (663,308)
  Decrease (Increase) In Prepaid Expenses And
    Other Current Assets                                         541,440       (154,242)
  Increase In Accounts Payable                                 1,102,990        156,787
  Increase (Decrease) In Accrued Expenses                         70,009       (171,495)
  (Decrease) Increase in Income Taxes Payable                 (1,336,955)       443,402
                                                            ------------    -----------
Net Cash Provided By Operating Activities                        988,113        158,423
                                                            ------------    -----------
Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                           (7,047,773)      (369,237)
 Proceeds From Sales of Property and Equipment                   260,105
 Increase In Other Assets                                       (661,270)      (352,487)
 Acquisition of Subsidiary                                   (13,023,013)    (6,213,906)
                                                            ------------    -----------
Net Cash Used In Investing Activities                        (20,471,951)    (6,935,630)
                                                            ------------    -----------
Cash Flows From Financing Activities:
 Proceeds From Exercise Of Stock Options                          88,049        184,155
 Proceeds From Long-Term Debt                                 17,381,694      6,000,000
 Borrowing Under Revolving Credit                              1,300,000
 Payments Under Capital Leases                                  (343,677)      (177,050)
 Payment Under Term Loan Agreements                             (454,000)      (496,166)
 Decrease In Amounts Due Related Parties                               0       (625,000)
                                                            ------------    -----------
Cash Provided By Financing Activities                         17,972,066      4,885,939
                                                            ------------    -----------
Effect of Exchange Rate Changes on Cash                          (57,228)
                                                            ------------    -----------
Net Decrease In Cash                                          (1,569,000)    (1,891,268)

Cash At Beginning Of Period                                    3,531,099      4,244,075
                                                            ------------    -----------
Cash At End Of Period                                       $  1,962,099    $ 2,352,807
                                                            ============    ===========

Supplemental schedule of noncash investing and financing activity:

 Machinery and equipment acquired under capital leases      $          0    $   752,370



                 See Notes To Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 1997
                                   (Unaudited)

                             COMMON STOCK       ADDITIONAL                  TREASURY STOCK      CUMULATIVE        TOTAL
                          -------------------    PAID-IN       RETAINED    -----------------    TRANSLATION    SHAREHOLDERS'
                          SHARES     AMOUNT      CAPITAL       EARNINGS     SHARES   AMOUNT     ADJUSTMENT        EQUITY
                         ---------   --------    ----------   ----------   --------  -------    -----------     ------------

Balance at
January 1, 1997          6,055,516   $635,552   $28,070,464   $5,233,612    300,000       $0      $       0     $33,939,628

Issuance Of
Common Stock
Through The
Exercise Of Stock
Options                     13,000      1,300       86,749                                                          88,049

Net Income                                                      481,242                                            481,242

Cumulative
Translation
Adjustment                                                                                        (131,485)       (131,485)
                         ---------   ---------   ----------   ----------   --------  -------    -----------    ------------
Balance at
March 31, 1997           6,068,516   $636,852   $28,157,213   $5,714,854    300,000       $0     $(131,485)    $34,377,434
                         =========   ========   ===========   ==========   ========  =======    ===========    ============



                 See Notes To Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiary. The consolidated balance sheet as of March 31, 1997, the consolidated statement of income for the three months ended March 31, 1997 and 1996, the consolidated statement of cash flows for the three months ended March 31, 1997 and 1996 and the consolidated statement of shareholders' equity for three months ended March 31, 1997, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

2. Earnings per share - Earnings per share are computed using the weighted average number of common shares actually outstanding plus the shares that would be outstanding assuming the exercise of employee stock options and stock warrants during the periods presented.

3. See the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 for additional disclosures relating to the Company's financial statements.

4. On January 23, 1997, American Silicon Products, Inc. ("ASP") a wholly owned subsidiary of the Company acquired all of the assets of Silicon Materials Service and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. (collectively "SMS"), a company which polishes and reclaims silicon wafers for a purchase price of approximately $12,972,000 in cash. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $500,000 in estimated closing expenses and $1,500,000 of costs associated with the integration and relocation of certain acquired activities of SMS. The fair value of the assets acquired, including approximately $2,183,000 allocated to goodwill, which is being amortized over 25 years, amounted to $12,247,000 and liabilities assumed amounted to $638,000.

5. Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"), is 50.1% owned by the Company and 49.9% owned by a holding company, Semiconductor Alliance Pte Ltd. Accordingly, the Company's consolidated balance sheet at March 31, 1997 reflects a $1,817,000 minority interest contribution made by the Company's joint venture partner. ISP did not generate any revenues in the period ended March 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

           Portions of the narrative set forth in this 10-Q that are not historical in nature are forward looking statements. The Company's actual performance may differ materially from that contemplated by the forward looking statements as a result of a variety of factors that include but are not limited to, the general economic or business climate, business conditions of the microelectronic and semiconductor markets which the Company serves, the timely and successful completion of the Company's capital and plant expansion programs, the success of the Company in implementing its strategic and operational plans and the ability of the Company to obtain necessary financing when required.


RESULTS OF OPERATIONS (for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996)

           Total revenue for the three month period ended March 31, 1997 increased $2,659,000, or 24%, over the comparable 1996 period. Sales from the Company's Microelectronic Materials Group increased $1,116,000, or 14% due to an increase in demand for its products by the communication and computer industries. Revenue derived from the Company's Semiconductor Services Group increased $1,543,000, or 46% primarily as the result of the inclusion of revenue from SMS, which was acquired by the Company on January 23, 1997. Demand for the Company's silicon wafer reclaim services by semiconductor fabricators appears to be improving, while demand by silicon wafer brokers and semiconductor equipment manufacturers is below that of the first quarter of 1996. The Company believes that as various segments of the semiconductor industry recover, it will experience an increase in demand for its services. For the three months ended March 31, 1997 and 1996, direct sales of the Company's products into foreign markets accounted for 14.8% and 9.6%, respectively, of consolidated revenue. The Company currently maintains foreign manufacturing operations in Singapore and in the Netherlands. In the three month period ended March 31, 1997, the Company derived $674,000 of revenue from its Netherlands operation, while in the three month period ended March 31, 1996, the Company did not derive any revenue from its foreign manufacturing operations. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are primarily priced and paid for in U.S. dollars. The Company believes that its revenue has been, and will be, affected by the cyclical nature of the industries it serves. The SMS acquisition, and the Company's joint venture in Singapore, will further increase the Company's reliance on the semiconductor industry and its future revenue could be impacted by the cyclical nature of the semiconductor industry.

           Gross profit for the three month period ended March 31, 1997 increased $184,000, or 5%, from the comparable 1996 period. Gross profit from the Company's Microelectronic Materials Group increased $389,000, or 19% from 1996 levels primarily due to increased sales and improved margins for the Company's heat dissipation products. Gross profit from the Company's Semiconductor Services Group decreased $205,000, or 13% from 1996 levels, as the result of a decrease in the processing of high margin large diameter silicon wafers and higher depreciation expenses associated with capacity expansion at ASP's Rhode Island operation. While gross margin improved 1% in the Company's Microelectronic Materials Group, gross margin in the Company's Semiconductor Services Group decreased 20% from 1996 levels. As a result of the foregoing, gross margin decreased to 28% in the three month period ended March 31, 1997 from 33% in the comparable 1996 period.


           Selling, general and administrative ("SG&A") expenses in the three month period ended March 31, 1997 increased $835,000, or 44% over the comparable 1996 period. The increase was primarily due to the inclusion of SMS, the initiation of the Company's operation in Singapore and the building of organizational infrastructures in the Company's Microelectronic Materials Group. SG&A expenses as a percentage of revenue increased to 19% in the three month period ended March 31, 1997 as compared to 17% in the comparable 1996 period.

           Net interest expense for the three month period ended March 31, 1997 increased $313,000 from the comparable 1996 period primarily due to increased interest costs associated with term debt incurred in conjunction with the SMS acquisition described below.

           A provision of $281,000 for income taxes has been made for the three month period ended March 31, 1997 as compared to a $660,000 provision in the comparable 1996 period, yielding an effective tax rate of 41% and 40% respectively.

           In the three month period ended March 31, 1997, the Company has included a loss associated with its Singapore joint venture in its income before minority interest in loss of consolidated subsidiary. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income.

           As a result of the foregoing, net income decreased $508,000, or 52% in the three month period ended March 31, 1997 from the comparable 1996 period.


                   LIQUIDITY AND CAPITAL RESOURCES

           The Company has financed its capital needs through the proceeds of its public offerings, its revolving credit facility and term loans from First Union Bank (the "Bank") and cash flow from operations.

           At March 31, 1997, the Company had cash and cash equivalents of $1,962,000 and had an available balance on its revolving credit facility of $10,100,000.

           Net cash provided by operating activities in the three month period ended March 31, 1997 amounted to $988,113 as compared to $158,000 in the comparable 1996 period. Cash provided by operating activities in the 1997 period increased over the comparable 1996 period primarily as the result of changes in the Company's operating assets and liabilities; the Company's net income plus depreciation and amortization, other amortization, deferred income taxes and minority interest in subsidiary loss amounted to $1,547,000 in the three month period ended March 31, 1997 as compared to $1,722,000 in the comparable 1996 period. In the three month periods ended March 31, 1997 and 1996, the Company used $891,000 and $1,838,000, respectively, of cash derived from operations to fund increases in accounts receivable and inventories . The increases in the Company's accounts receivable and inventories were made to support increased revenues. Prepaid expenses and other current assets increased $541,000 in the three month period ended March 31, 1997 as compared to deceasing $154,000 in the comparable 1996 period. The increase in the 1997 period resulted primarily from an increase in refundable deposits associated with equipment to be put under capitalized lease obligations. Accounts payable increased $1,103,000 in the three month period ended March 31, 1997 period as compared to increasing $157,000 in the comparable 1996 period. In the 1996 period, accounts payable increased primarily due to increases in inventory purchases. As a result of the Company's payment of 1996 tax obligations, the Company made approximately $1,300,000 in tax payments in the three month period ended March 31, 1997 which resulted in a corresponding decrease in its income taxes payable.

           To support the Company's growth and enhance its profitability, in the three month period ended March 31, 1997 and 1996, the Company invested $7,048,000 and $369,000, respectively, in property and equipment to support its growth and expand its facilities and production capabilities.. At March 31, 1997, the Company had capital commitments of approximately $2,100,000 for the ongoing upgrade of the Company's manufacturing equipment and the expansion of ASP's manufacturing capabilities, approximately $1,800,000 was committed to expand ASP's facility and to procure additional equipment for ASP. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations will be sufficient to fund its capital needs.

           On January 23, 1997, ASP completed the acquisition of the assets of Silicon Materials Service of Garland, Texas, and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. of Helmond Netherlands. The purchase price of approximately $12,972,000 was paid in cash, $400,000 of which was paid as a deposit prior to December 31, 1996. The Company also paid $481,000 in acquisition expenses in the three month period ended March 31, 1997 related to the SMS acquisition.

           Effective January 2, 1996, the Company acquired all of the common stock of Retconn, a manufacturer of coaxial contacts and connectors, for $5,933,000 in cash. In addition, the Company has paid approximately $986,000 in costs associated with the Retconn acquisition. This business combination was accounted for as a purchase. The Company also issued 15,000 of its common shares, valued at $146,250, in conjunction with the acquisition. The fair value of the assets acquired, including approximately $4,696,000 allocated to goodwill, which is being amortized over 25 years, amounted to $8,033,000 and liabilities assumed amounted to approximately $968,000.

           In connection with the Retconn acquisition, on January 4, 1996, the Company entered into a term loan with the Bank in the principal amount of $6,000,000. The loan bore interest at the Bank's loan pricing rate (8.25% at December 31, 1996) and the principal was to be payable commencing on February 1, 1997. Interest on the loan was payable monthly and commenced on February 1, 1996. The loan was subsequently refinanced in conjunction with the SMS acquisition described below.

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

           Primarily as a result of the foregoing, the Company used $20,472,000 and $6,936,000, respectively, in its investing activities in the three month period ended March 31, 1997 and 1996 periods.

           In the three month period ended March 31, 1997 and 1996, the Company received $88,000 and $184,000, respectively, from the exercise of stock options.

            Concurrent with the SMS acquisition, the Company entered into a $21,000,000 five year term loan with First Union Bank (the "Bank"). Fleet National Bank is also participating in the term loan facility and the line of credit described below. The $21,000,000 term loan was principally used to finance the SMS acquisition and to refinance the Retconn term loan. The principal amount is payable in 60 consecutive installments of $350,000 which commenced on March 1, 1997. The loan bears interest at a Eurodollar rate plus 2.25%. In conjunction with the term loan agreement, the Company also entered into a $15,000,000 line of credit with the Bank which is described below. Pursuant to the term loan and line of credit agreements, the Bank has a first priority security interest in substantially all of the Company's assets. The loan agreements provide, among other things, that the Company maintain certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends.

           On January 23, 1997, the Company entered into a $15,000,000 line of credit with the Bank which expires in February 1999 which includes a standby letter of credit for ISP in the amount of $3,600,000. Interest is payable monthly at the lower of the Bank's loan pricing rate or a Eurodollar rate plus 2.25%. At March 31, 1997, the Company had Borrowed $1,300,000 under its line of credit and did not have any drawings under its standby letter of credit.

           In conjunction with the Company's acquisition of Polese Company in 1993, the Company entered into an agreement with Mr. Frank Polese, the former sole shareholder of Polese Company whereby, for a period of ten years, Mr. Polese has the right to receive 10% of (I) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology.
To date, no payments have been made pursuant to this agreement.

           In May of 1993, the Company entered into a $1,200,000 five year term loan agreement with the Bank. The term loan agreement calls for the repayment of the loan in twenty equal installments which commenced on October 1, 1993. The term loan bears interest at the Bank's loan pricing rate plus 1.5%. The term loan is collateralized with a blanket lien on substantially all of the parent company's assets, excluding the common stock and assets of its subsidiaries. As of March 31, 1997, the Company had an outstanding balance of $330,000 due on the term loan.

           The Company has, and expects to be able to continue to, meet its obligations to the Bank from cash generated from operations. As at March 31, 1997, the Company was in compliance with all of the covenants contained in its loan agreements.

           As a result of the above, in the three month period ended March 31, 1997 and 1996, $17,972,000 and $4,886,000, respectively, of cash was provided by the Company's financing activities.

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

                  Pro Forma Information


   The following unaudited pro forma combined financial statements and explanatory notes are presented to reflect the acquisition of the net assets of Silicon Materials Service of Garland, Texas, and 100% of the outstanding stock of Silicon Materials Service, B.V. of Helmond, Netherlands ( collectively "SMS") by American Silicon Products, Inc, a subsidiary of Semiconductor Packaging Materials Co., Inc. (the "Company") on January 23, 1997.

   The pro forma statement of income gives effect to this transaction as if it had occurred at the beginning of the period presented.

   The pro forma information should be read in conjunction with (1) the historical financial statements for the Company, including the related notes thereto, included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996, (2) the historical financial statements of SMS, including the related notes thereto and (3) the Company's Form 8-K and 8-K/A filed on February 4, 1997 and April 7, 1997, respectively.

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

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                   PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                For The Three Months Ended March 31, 1996
                                                --------------------------------------------------------------------
                                                                              HISTORICAL

                                                SEMICONDUCTOR
                                            PACKAGING MATERIALS
                                                CO., INC. AND                          PRO FORMA
                                                SUBSIDIARIES        SMS               ADJUSTMENTS       AS ADJUSTED
                                                -------------   -------------         -----------       -----------

Net sales                                      $ 7,922,007      $                                      $7,922,007
Service revenue                                  3,326,256       4,007,000                              7,333,256
                                                ----------      -----------            -----------      ----------
Total revenue                                   11,248,263       4,007,000                             15,255,263

Cost of goods sold                               5,825,969                                              5,825,969
Cost of services performed                       1,692,901       3,222,000              (208,767) (1)   4,706,134
                                                ----------      -----------            -----------      ----------

Total cost of goods sold and services performed  7,518,870       3,222,000              (208,767)      10,532,103

Gross profit                                     3,729,393         785,000               208,767        4,723,160

Selling, general and administrative expenses     1,876,210         472,000                21,829 (3)    2,370,039
                                                ----------      -----------            -----------      ----------

Operating income                                 1,853,183         313,000               186,938        2,353,121

Interest expense (net)                             203,100                               312,813 (2)      515,913

                                                ----------      -----------            -----------      ----------
Income before provision for
 income taxes                                    1,650,083         313,000              (125,875)       1,837,208

Provision for income taxes                         660,481                                75,973 (4)      736,454
                                                ----------      -----------            -----------      ----------
Net income                                     $   989,602        $313,000            $ (201,848)      $1,100,754
                                                ==========      ===========            ===========      ==========

Net income per common share                    $       .16                                              $     .18
                                                ==========      ===========            ===========      ==========

Weighted average number of common
shares outstanding                               6,093,932                                              6,093,932
                                                ==========      ===========            ===========      ==========


          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996



(1) Adjustment which reflects three months of depreciation expense on SMS's machinery and equipment and furniture and fixtures at appraised values amounting to $10,209,314, assuming an estimated useful life of ten years on a straight line basis adjusted by actual depreciation expense on machinery and equipment and furniture and fixtures recorded by SMS for the three month period ended March 31, 1996, amounting to $464,000.

(2) Adjustment which records interest expense on a $15,000,000 term note with an effective interest rate of 8.25%.

(3) Adjustment which records the amortization of the excess of the purchase price paid for the fair market value of all tangible and identifiable intangible assets acquired less liabilities assumed, totaling $2,182,895, amortized over an estimated useful life of twenty-five years.

(4) Federal income taxes have been provided for the fiscal year ended September 30, 1996 primarily because SMS prior to its acquisition by the Company, was a division of Air Products and Chemicals, Inc. and therefore no provision for federal income tax purposes has been made. The income tax provision of $75,973 represents SMS's pre-tax income of $313,000 less total pre-tax pro forma adjustments of $125,875 adjusted for state and foreign income taxes of 10% and federal income taxes of 34%.

PART II

Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


REPORTS ON FORM 8-K

         (b) A Form 8-K and Form 8-K/A, reporting events under items 2 and 7 as filed by the Company on February 4, 1997 and April 7, 1997.

         FINANCIAL STATEMENTS AND EXHIBITS FILED WITH THE FORM 8-K AND FORM 8-K/A LISTED ABOVE, ARE HEREIN INCORPORATED BY REFERENCE



           A.  Combined Financial Statements of business acquired:

               1) SMS Combined Financial Statements for the period
                  ended September 30, 1996:

                  a)  Independent Auditor's Report;

                  b) Combined Statement of Assets Acquired and Liabilities Assumed;

                  c)  Combined Statement of Revenue and Direct Operating
                      Expenses;

                  d)  Combined Statement of Cash Flows; and

                  e)  Notes to Combined Financial Statements.

           B.  Pro Forma Financial Information for Semiconductor
               Packaging Materials Co., Inc. and Subsidiaries and
               SMS for the period ended December 31, 1996:

               a)   Pro Forma Information;

               b)  Unaudited Pro Forma Consolidated Balance Sheet;

               c)  Notes to Unaudited Pro Forma Consolidated Balance Sheet;

               d)  Unaudited Pro Forma Consolidated Statement of Income; and

               e)  Notes to Unaudited Pro Forma Consolidated Statement of
                   Income.

(C) - Exhibits

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


                   SEMICONDUCTOR PACKAGING MATERIALS CO., INC.



      DATE: May 15, 1997           By: /S/ GILBERT D. RAKER
                                        -------------------------------
                                        Name:  Gilbert D. Raker
                                        Title: Chairman of the Board
                                        and Chief Executive Officer



      DATE: May 15, 1997           By: /S/ ANDREW A. LOZYNIAK
                                        -------------------------------
                                        Name:  Andrew A. Lozyniak
                                        Title: Treasurer and Secretary
                                        (Chief Accounting Officer)