Form 10-Q
period 1997-06-30
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1997-08-12
CIK 880858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

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


                       1 LABRIOLA COURT, ARMONK, NY 10504
          (Address of principal executive offices, including zip code)

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

                (1)  Yes       [X]              No        [ ]

                (2)  Yes       [X]              No        [ ]

          The number of shares outstanding of the Registrant's sole class of common stock, as of June 30, 1997 was 6,068,516 shares.

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements.

          Index to Financial Statements                                     Page
          -----------------------------                                     ----

          Consolidated Balance Sheet at
          June 30, 1997 and December 31, 1996.                              3

          Consolidated Statement of Income
          for the three and six months ended
          June 30, 1997 and 1996.                                           4

          Consolidated Statement of Cash Flows
          for the three and six months ended
          June 30, 1997 and 1996.                                           5

          Consolidated Statement of Shareholders' Equity
          for the six months ended June 30, 1997                            6

          Notes to Consolidated Financial Statements                        7

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     8-12

Item 2.   Pro Forma Information                                             13

          Pro Forma Consolidated Statement of
          Income for the three months ended
          June 30, 1996 (Unaudited)                                         14

          Notes to Unaudited Pro Forma Consolidated
          Statement of Income for the three months
          ended June 30, 1996                                               15

          Pro Forma Consolidated Statement of
          Income for the six months ended
          June 30, 1996 (Unaudited)                                         16

          Notes to Unaudited Pro Forma Consolidated
          Statement of Income for the six months
          ended June 30, 1996                                               17

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote
          Of Security Holders                                               18

SIGNATURE PAGE                                                              19

EXHIBITS                                                                    20

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                      June 30,      December 31,
ASSETS                                                  1997           1996
                                                    (Unaudited)
                                                    ------------    ------------
Current Assets:
 Cash and cash equivalents                          $  2,468,650    $  3,531,099
 Accounts receivable, less allowance for doubtful
 accounts of $192,000 and $143,000, respectively       8,568,250       5,637,158
 Inventories                                          10,864,921       9,078,471
 Prepaid expenses and other current assets             1,653,123         885,644
                                                    ------------    ------------
Total current assets                                  23,554,945      19,132,372
                                                    ------------    ------------
Property and Equipment-at cost, net of accumulated
depreciation and amortization of $8,574,885           38,108,821      20,700,573
and $6,444,253, respectively                        ------------    ------------

Other Assets-net of accumulated amortization
 Technology rights and intellectual property             721,590         749,523
 Goodwill                                             16,652,823      14,816,454
 Other                                                   957,036       1,090,403
                                                    ------------    ------------
Total other assets                                    18,331,449      16,656,380
                                                    ------------    ------------
Total Assets                                        $ 79,995,215    $ 56,489,325
                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                   $  4,167,970    $  3,462,227
 Accrued expenses                                      2,317,234         856,810
 Income Taxes Payable                                          0       1,143,518
 Current portion of obligations under capital leases   1,632,637       1,306,763
 Current portion of long-term debt                     8,391,000       1,416,000
                                                    ------------    ------------
Total current liabilities                             16,508,841       8,185,318

Deferred income taxes                                  1,470,460       1,470,460
Long-term debt                                        20,516,965       6,719,333
Obligations under capital leases                       4,897,843       4,242,415
                                                    ------------    ------------
Total Liabilities                                     43,394,109      20,617,526
                                                    ------------    ------------

Minority Interest in Subsidiary                        1,584,154       1,932,171
                                                    ------------    ------------
Shareholders' Equity:
 Preferred stock-$.10 par value;authorized
  1,000,000 shares,none issued                                 0               0
 Common stock-$.10 par value; authorized
  20,000,000 shares, issued 6,368,516 and
  6,355,516 shares, respectively                         636,852         635,552
 Additional paid-in-capital                           28,157,213      28,070,464
 Cumulative Translation Adjustment                      (355,886)              0
 Retained Earnings                                     6,578,773       5,233,612
                                                    ------------    ------------
                                                      35,016,952      33,939,628
 Less: Treasury stock:300,000 shares, at cost                  0               0
                                                    ------------    ------------
Shareholders' Equity                                  35,016,952      33,939,628
                                                    ------------    ------------
Total Liabilities And Shareholders' Equity          $ 79,995,215    $ 56,489,325
                                                    ============    ============

                 See Notes to Consolidated Financial Statements

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                        Consolidated Statement of Income
                                   (Unaudited)

                                                 For The Three Months        For The Six Months
                                                    Ended June 30,              Ended June 30,
                                                  1997          1996          1997          1996
                                               -----------   -----------   -----------   -----------
Net Sales                                      $11,040,873   $ 8,274,276   $20,079,247   $16,196,283
Service Revenue                                  5,887,927     3,967,525    10,756,418     7,293,781
                                               -----------   -----------   -----------   -----------
Total Revenue                                   16,928,800    12,241,801    30,835,665    23,490,064

Cost of Goods Sold                               7,809,197     6,030,354    14,362,860    11,856,323
Cost of Services Performed                       4,339,969     1,922,835     7,779,888     3,615,736
                                               -----------   -----------   -----------   -----------
Total Cost of Goods Sold and
  Services Performed                            12,149,166     7,953,189    22,142,748    15,472,059
                                               -----------   -----------   -----------   -----------
Gross Profit                                     4,779,634     4,288,612     8,692,917     8,018,005

Selling, General and
  Administrative Expenses                        2,965,587     1,944,506     5,676,638     3,820,716
                                               -----------   -----------   -----------   -----------
Operating Income                                 1,814,047     2,344,106     3,016,279     4,197,289

Interest Expense (Net)                             699,018       216,105     1,215,268       419,205
                                               -----------   -----------   -----------   -----------
Income Before Provision for Income Taxes and
  Minority Interest in Loss of Consolidated
  Subsidiary                                     1,115,029     2,128,001     1,801,011     3,778,084

Provision for Income Taxes                         404,395       855,450       684,967     1,515,931
                                               -----------   -----------   -----------   -----------
Income Before Minority Interest in Loss of
  Consolidated Subsidiary                          710,634     1,272,551     1,116,044     2,262,153

Minority Interest in Loss of Consolidated
 Subsidiary                                        153,285             0       229,117             0

                                               -----------   -----------   -----------   -----------
Net Income                                     $   863,919   $ 1,272,551   $ 1,345,161   $ 2,262,153
                                               ===========   ===========   ===========   ===========

Income per Common Share                        $       .14   $       .21   $       .22   $       .37
                                               ===========   ===========   ===========   ===========
Weighted Average Number of Common
Shares Outstanding                               6,158,223     6,172,232     6,195,799     6,157,442
                                               ===========   ===========   ===========   ===========


                 See Notes to Consolidated Financial Statements

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                For The Three Months            For The Six Months
                                                                   Ended June 30,                  Ended June 30,
                                                                1997            1996            1997            1996
Cash Flows From Operating Activities:                       ------------    ------------    ------------    ------------
Net Income                                                  $    863,919    $  1,272,551    $  1,345,161    $  2,262,153
 Adjustments To Reconcile Net Income To Net
 Cash Used In Operating Activities:
  Gain on Sales of Property and Equipment                                                        (45,657)
  Depreciation And Amortization of Property And Equipment      1,170,121         561,315       2,167,462       1,073,921

  Other Amortization                                             190,896         169,746         374,459         339,492
  Deferred Income Taxes                                                           63,300                         113,300
  Minority Interest in Subsidiary Loss                          (233,042)                       (348,017)
 Changes In Operating Assets And Liabilities:
  Increase In Accounts Receivable                             (1,188,000)       (109,060)     (1,562,047)     (1,283,735)
  Increase In Inventory                                         (661,556)       (322,690)     (1,178,394)       (985,998)
  (Increase) Decrease  In Prepaid Expenses And
    Other Current Assets                                        (394,147)         96,711         147,293         (57,531)
  Increase (Decrease) In Accounts Payable                       (902,058)       (362,137)        200,932        (205,350)
  Increase (Decrease) In Accrued Expenses                       (187,542)        234,997        (117,533)        (25,013)
  Increase (Decrease) in Income Taxes Payable                    193,437         668,587      (1,143,518)      1,200,504
                                                            ------------    ------------    ------------    ------------
Net Cash Provided By (Used In) Operating Activities           (1,147,972)      2,273,320        (159,859)      2,431,743
                                                            ------------    ------------    ------------    ------------
Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                             (805,525)     (1,426,250)     (7,853,298      (1,795,487)
 Proceeds From Sale of Property and Equipment                     14,895                         275,000
 (Increase) Decrease  In Other Assets                            382,063        (317,909)       (279,207)       (670,396)
 Acquisition of Subsidiary                                      (104,216)       (342,534)    (13,127,229)     (6,556,440)
                                                            ------------    ------------    ------------    ------------
Net Cash Used In Investing Activities                           (512,783)     (2,086,693)    (20,984,734)     (9,022,323)
                                                            ------------    ------------    ------------    ------------
Cash Flows From Financing Activities:
 Proceeds From Exercise Of Stock Options                                           3,776          88,049         187,931
 Proceeds From Long-Term Debt                                  1,223,939                      18,605,633       6,000,000
 Borrowing Under Revolving Credit                              2,475,000                       3,775,000
 Payment Under Capital Leases                                   (417,462)       (201,804)       (761,139)       (378,854)
 Payment Under Term Loan Agreements                           (1,154,000)        (90,000)     (1,608,000)       (586,166)
 Decrease In Amounts Due Related Parties                                                                        (625,000)
                                                            ------------    ------------    ------------    ------------
Net Cash Provided By (Used In) Financing Activities            2,127,477        (288,028)     20,099,543       4,597,911
                                                            ------------    ------------    ------------    ------------
Effect of Exchange Rate Change on Cash                            39,829                         (17,399)
                                                            ------------    ------------    ------------    ------------
Net Increase (Decrease)  In Cash                                 506,551        (101,401)     (1,062,449)     (1,992,669)
Cash At Beginning Of Period                                    1,962,099       2,352,807       3,531,099       4,244,075
                                                            ------------    ------------    ------------    ------------
Cash At End Of Period                                       $  2,468,650    $  2,251,406    $  2,468,650    $  2,251,406
                                                            ============    ============    ============    ============

Supplemental schedule of noncash investing and
 financing activity:
  Machinery and equipment acquired under capital leases     $  1,742,441    $    557,358    $  1,742,441    $  1,309,728


                 See Notes To Consolidated Financial Statements

          SEMICONDUCTOR PACKAGING MATERIALS CO., INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     For the six months ended June 30, 1997
                                   (Unaudited)


                             COMMON STOCK       ADDITIONAL                  TREASURY STOCK      CUMULATIVE        TOTAL
                         --------------------    PAID-IN       RETAINED    -----------------    TRANSLATION    SHAREHOLDERS'
                          SHARES     AMOUNT      CAPITAL       EARNINGS     SHARES   AMOUNT     ADJUSTMENT        EQUITY
                         ---------   --------    ----------   ----------   --------  -------    -----------    -------------

Balance at
January 1, 1997          6,055,516   $635,552   $28,070,464   $5,233,612    300,000   $    0      $       0     $33,939,628

Issuance Of
Common Stock
Through The
Exercise Of Stock
Options                     13,000      1,300       86,749                                                           88,049


Net Income                                                     1,345,161                                          1,345,161


Cumulative
Translation
Adjustment                                                                                        (355,886)        (355,886)

                         ---------   ---------   ----------   ----------   --------  -------    -----------    ------------
Balance at
June 30, 1997            6,068,516   $636,852   $28,157,213   $6,578,773    300,000   $    0     $(355,886)     $35,016,952

                         =========   ========   ===========   ==========   ========  =======    ===========    ============


                 See Notes To Consolidated Financial Statements

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiary. The consolidated balance sheet as of June 30, 1997, the consolidated statement of income for the three and six months ended June 30, 1997 and 1996, the consolidated statement of cash flows for the three and six months ended June 30, 1997 and 1996 and the consolidated statement of shareholders' equity for the six months ended June 30, 1997, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made.

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

5. Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"), is 50.1% owned by the Company and 49.9% owned by a holding company, Semiconductor Alliance Pte Ltd. Accordingly, the Company's consolidated balance sheet at June 30, 1997 reflects a $1,584,154 minority interest contribution made by the Company's joint venture partner. ISP began qualifications for prospective customers in the second quarter of 1997 and generated revenues of $ 20,000 during the three month period ended June 30, 1997.

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

RESULTS OF OPERATIONS (for the three and six month periods ended June 30, 1997 compared to the three and six month periods ended June 30, 1996)

Total revenue for the three and six month periods ended June 30, 1997 increased $4,687,000 and $7,346,000, respectively, or 38% and 31%, respectively, over the comparable 1996 periods. In the three and six month periods ended June 30, 1997, sales from the Company's Microelectronic Materials Group increased $2,767,000 and $3,883,000, respectively, or 33% and 24%, respectively, over the comparable 1996 periods primarily due to an increase in demand for its products by the communication and computer industries. In the three and six month periods ended June 30, 1997, revenue derived from the Company's Semiconductor Services Group increased $1,920,000 and $3,463,000, respectively, or 48% and 47%, respectively, over the comparable 1996 periods as the result of the inclusion of revenue from SMS, which was acquired by the Company on January 23, 1997. While revenue in the three and six month periods ended from June 30, 1997 from the ASP's Rhode Island Semiconductor Services operation decreased $1,239,000 and $1,998,000, respectively, from the comparable 1996 periods, primarily due to decreased demand for its services by silicon wafer brokers, the ASP Rhode Island operation's new order inflow and backlog position continued to improve in the second quarter of 1997. While demand for the Company's silicon wafer reclaim services in the three and six month period ended June 30, 1997, has been below that of the comparable 1996 periods, demand for its services, new orders and backlog appears to be improving. The Company believes that as various segments of the semiconductor industry recover, it will experience an increase in demand for its services. At June 30, 1997, the Company's consolidated backlog increased to $27,068,000, which represents an 80% increase since the beginning of the year. Excluding the SMS backlog at June 30, 1997, consolidated backlog has increased 62% since January 1, 1997. For the six months ended June 30, 1997 and 1996, direct sales of the Company's products into foreign markets accounted for 15% and 9%, respectively, of consolidated revenue. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V.") and in Singapore ("ISP"). In the three and six month periods ended June 30, 1997, the Company derived $894,000 and $1,568,000, respectively, of revenue from ASP B.V. and $20,000 of revenue from ISP. ISP is currently in the process of being qualified by prospective customers in the Asian marketplace. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are primarily priced and paid for in U.S. dollars. The Company believes that its revenue has been, and will be, affected by the cyclical nature of the industries it serves. The SMS acquisition, and the Company's joint venture in Singapore, will further increase the Company's reliance on the semiconductor industry and its future revenue could be impacted by the cyclical nature of the semiconductor industry.

Gross profit for the three and six month periods ended June 30, 1997 increased $491,000 and $675,000, respectively, or 11% and 8%, respectively, from the comparable 1996 periods. Gross profit in the three and six month periods ended June 30, 1997 from the Company's Microelectronic Materials Group, increased $988,000 and $1,376,000, respectively, or 44% and 32%, respectively, from comparable 1996 periods primarily due to increased sales and improved margins for the Company's heat dissipation products. Gross profit from the Company's Semiconductor Services Group decreased $497,000 and $701,000, respectively, or 24% and 19%, respectively, from comparable 1996 periods as the result of decreased revenue and higher depreciation expenses associated with capacity expansion at ASP's Rhode Island operation. While gross margin improved approximately 2% in the three and six month periods ending June 30, 1997 from comparable 1996 periods in the Company's Microelectronic Materials Group, gross margin in the Company's Semiconductor Services Group decreased 25% and 23%, respectively, from 1996 comparable levels. As a result of the foregoing, gross margin decreased to 28% in the three and six month periods ended June 30, 1997 from 35% and 34%, respectively, in the comparable 1996 periods.

Selling, general and administrative ("SG&A") expenses in the three and six month periods ended June 30, 1997 increased $1,021,000 and $1,856,000, respectively, or 53% and 49%, respectively, over the comparable 1996 periods. Of the $1,856,000 increase in SG&A expenses, $1,058,000 was due to the inclusion of SMS and ISP SG&A expenses in the 1997 period. SG&A expenses also increased in the respective 1997 periods due to higher revenues and additional organizational infrastructure. SG&A expenses as a percentage of revenue increased to 18% in the three and six month periods ended June 30, 1997 as compared to 16% in the comparable 1996 periods.

Net interest expense for the three and six month periods ended June 30, 1997 increased $483,000 and $796,000, respectively, from the comparable 1996 periods primarily due to increased interest costs associated with term debt incurred in conjunction with the SMS acquisition (described below) and higher interest costs associated with capital lease obligations.

A provision of $404,000 and $685,000, respectively, for income taxes has been made for the three and six month periods ended June 30, 1997 as compared to a $855,000 and $1,516,000 provision in the comparable 1996 periods, yielding effective tax rates of 36% and 38%, respectively, compared with 40% in the 1996 periods. The decrease in the effective tax rates in the 1997 periods was primarily related to a reduction in state income taxes due to the utilization of investment tax credits.

In the three and six month periods ended June 30, 1997, the Company has included a loss associated with ISP in its income before minority interest in loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income.

As a result of the foregoing, net income decreased $409,000 and $917,000, respectively, or 32% and 41% in the three and six month periods ended June 30, 1997 from the comparable 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its capital needs through the proceeds of its public offerings, its revolving credit facility and term loans from First Union Bank (the "Bank") and cash flow from operations.

At June 30, 1997, the Company had cash and cash equivalents of $2,469,000 and had an available balance on its revolving credit facility of $7,600,000.

Net cash used in operating activities in the three and six month periods ended June 30, 1997 amounted to $1,148,000 and $160,000, respectively, as compared to $2,273,000 and $2,432,000, respectively, of net cash provided by operating activities in the comparable 1996 periods. While cash provided by net income and adjustments to reconcile net income to net cash used in operating activities decreased $75,000 and $296,000, respectively, in the three and six month periods ended June 30, 1997, cash used to support changes in operating assets and liabilities increased $3,346,000 and $2,296,000, respectively, in the three and six month periods ended June 30, 1997 over the three and six month periods ended June 30, 1996. In the three and six month periods ended June 30, 1997, the Company used $1,850,000 and $2,740,000, respectively, as compared to using $432,000 and $2,270,000, respectively, in the three and six month periods ended June 30, 1996, of cash derived from operations to fund increases in accounts receivable and inventory. The increases in the Company's accounts receivable and inventory were made to support increased revenues. In the six month period ended June 30, 1997, the Company had made payments of approximately $1,865,000 for its 1996 and its estimated 1997 state and federal tax obligations. In 1996, due to diminutive tax obligations caused by the utilization of net operating loss carry forwards in 1995, the Company was not required to make any material tax payments for its 1996 tax obligations until 1997.

To support the Company's growth and enhance its profitability, in the three and six month periods ended June 30, 1997, the Company invested $806,000 and $7,853,000, respectively, as compared to investing $1,426,000 and $1,795,000, respectively, in the three and six month periods ended June 30, 1996, in property and equipment to support its growth and expand its facilities and production capabilities. At June 30, 1997, the Company had capital commitments of approximately $634,000 for the ongoing upgrade of the Company's manufacturing equipment and facilities. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations will be sufficient to fund its capital needs.

On January 23, 1997, ASP completed the acquisition of the assets of Silicon Materials Service of Garland, Texas, and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. of Helmond Netherlands. The purchase price of approximately $12,972,000 was paid in cash, $400,000 of which was paid as a deposit prior to December 31, 1996. The company also paid $555,000 in acquisition expenses in the six month period ended June 30, 1997 related to the SMS acquisition.

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

Primarily as a result of the foregoing, the Company used $513,000 and $20,985,000, respectively, in the three and six month periods ended June 30, 1997, as compared to using $2,087,000 and $9,022,000, respectively, in the three and six month periods ended June 30, 1996, in its investing activities.

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

On January 23, 1997, the Company entered into a $15,000,000 line of credit with the Bank which expires in February 1999 which includes a standby letter of credit for ISP in the amount of $3,600,000. Interest is payable monthly at the lower of the Bank's loan pricing rate or a Eurodollar rate plus 2.25%. At June 30, 1997, the Company had borrowed $3,775,000 under its line of credit and did not have any drawings under the standby letter of credit.

In 1997, ISP entered into a S$19,685,000 (approximately 14,000,000 United States dollars) credit facility with a Singapore financial institution in order to acquire certain equipment, acquire a building, provide for an overdraft facility and to provide a multi currency letter of credit facility. Amounts borrowed under the facility bear interest at an average rate of approximately 6.75%. In the three and six month periods ended June 30, 1997, ISP has borrowed $1,224,000 and $3,606,000, respectively, under the facility.

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

In May of 1993, the Company entered into a $1,200,000 five year term loan agreement with the Bank. The term loan agreement calls for the repayment of the loan in twenty equal installments which commenced on October 1, 1993. The term loan bears interest at the Bank's loan pricing rate plus 1.5%. The term loan is collateralized with a blanket lien on substantially all of the parent company's assets, excluding the common stock and assets of its subsidiaries. As of June 30, 1997, the Company had an outstanding balance of $270,000 due on the term loan.

The Company has, and expects to be able to continue to, meet its obligations to the Bank from cash generated from operations. As at June 30, 1997, the Company was in compliance with all of the covenants contained in its loan agreements.

As a result of the above, in the three and six months period ended June 30, 1997, $2,127,000 and $20,100,000, respectively, of cash was provided by the Company's financing activities. In the three and six month periods ended June 30, 1996, $288,000 was used in, and $4,598,000 was provided by, respectively, the Company's financing activities.

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

                              Pro Forma Information
                              ---------------------

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

The pro forma statements of income gives effect to this transaction as if it had occurred at the beginning of the period presented.

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

          Semiconductor Packaging Materials Co., Inc. And Subsidiaries
                   Pro Forma Consolidated Statement of Income
                                   (Unaudited)

                                                  For The Three Months Ended June 30, 1996
                                                  ---------------------------------------------------
                                                  Historical

                                                  Semiconductor
                                                  Packaging Materials
                                                  Co., Inc. and                           Pro Forma
                                                  Subsidiaries             SMS           Adjustments        As Adjusted
                                                  ------------         ------------      ------------       ------------
Net sales                                         $  8,274,276         $                                    $  8,274,276
Service revenue                                      3,967,525            3,987,000                            7,954,525
                                                  ------------         ------------      ------------       ------------
Total revenue                                       12,241,801            3,987,000                           16,228,801

Cost of goods sold                                   6,030,354                                                 6,030,354
Cost of services performed                           1,922,835            3,244,000          (205,767)(1)      4,961,068
                                                  ------------         ------------      ------------       ------------
Total cost of goods sold and services performed      7,953,189            3,244,000          (205,767)        10,991,422
                                                  ------------         ------------      ------------       ------------

Gross profit                                         4,288,612              743,000           205,767          5,237,379

Selling, general and administrative expenses         1,944,506              424,000            21,829 (3)      2,390,335
                                                  ------------         ------------      ------------       ------------
Operating income                                     2,344,106              319,000           183,938          2,847,044

Interest expense (net)                                 216,105                                312,813 (2)        528,918
                                                  ------------         ------------      ------------       ------------
Income before provision for income taxes             2,128,001               319,00          (128,875)         2,318,126

Provision for income taxes                             855,450                                 77,191 (4)        932,641
                                                  ------------         ------------      ------------       ------------
Net income                                        $  1,272,551         $    319,000      $   (206,066)      $  1,385,485
                                                  ============         ============      ============       ============

Net income per common share                              $ .21                                                     $ .22
                                                  ============         ============      ============       ============


Weighted average number of common
shares outstanding                                   6,172,232                                                 6,172,232
                                                  ============         ============      ============       ============

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries Notes to Unaudited Pro Forma Consolidated Statement of Income
                    For The Three Months Ended June 30, 1996


(1) Adjustment which reflects three months of depreciation expense on SMS's machinery and equipment and furniture and fixtures at appraised values amounting to $10,209,314, assuming an estimated useful life of ten years on a straight line basis adjusted by actual depreciation expense on machinery and equipment and furniture and fixtures recorded by SMS for the three month period ended June 30, 1996, amounting to $461,000.

(2) Adjustment which records interest expense on a $15,000,000 term note with an effective interest rate of 8.25%.

(3) Adjustment which records the amortization of the excess of the purchase price paid for the fair market value of all tangible and identifiable intangible assets acquired less liabilities assumed, totaling $2,182,895, amortized over an estimated useful life of twenty-five years.

(4) Federal income taxes have been provided for the three month period ended June, 1996 primarily because SMS prior to its acquisition by the Company, was a division of Air Products and Chemicals, Inc. and therefore no provision for federal income tax purposes has been made. The income tax provision of $77,191 represents SMS's pre-tax income of $319,000 less total pre-tax pro forma adjustments of $128,875 adjusted for state and foreign income taxes of 10% and federal income taxes of 34%.

          Semiconductor Packaging Materials Co., Inc. And Subsidiaries
                   Pro Forma Consolidated Statement of Income
                                   (Unaudited)

                                                  For The Six Months Ended June 30, 1996
                                                  ---------------------------------------------------
                                                  Historical

                                                  Semiconductor
                                                  Packaging Materials
                                                  Co., Inc. and                           Pro Forma
                                                  Subsidiaries             SMS           Adjustments        As Adjusted
                                                  ------------         ------------      ------------       ------------
Net sales                                         $ 16,196,283         $                                    $ 16,196,283
Service revenue                                      7,293,781            7,994,000                           15,287,781
                                                  ------------         ------------      ------------       ------------
Total revenue                                       23,490,064            7,994,000                           31,484,064

Cost of goods sold                                  11,856,323                                                11,856,323
Cost of services performed                           3,615,736            6,467,000          (414,534)(1)      9,668,202
                                                  ------------         ------------      ------------       ------------
Total cost of goods sold and services performed     15,472,059            6,467,000          (414,534)        21,524,525
                                                  ------------         ------------      ------------       ------------

Gross profit                                         8,018,005            1,527,000           414,534          9,959,539

Selling, general and administrative expenses         3,820,716              895,000            43,658 (3)      4,759,374
                                                  ------------         ------------      ------------       ------------
Operating income                                     4,197,289              632,000           370,876          5,200,165

Interest expense (net)                                 419,205                                625,626 (2)      1,044,831
                                                  ------------         ------------      ------------       ------------
Income before provision for income taxes             3,778,084              632,000          (254,750)         4,155,334

Provision for income taxes                           1,515,931                                153,164 (4)      1,669,095
                                                  ------------         ------------      ------------       ------------
Net income                                        $  2,262,153         $    632,000      $   (407,914)      $  2,486,239
                                                  ============         ============      ============       ============

Net income per common share                              $ .37                                                     $ .40
                                                  ============         ============      ============       ============


Weighted average number of common
shares outstanding                                   6,157,442                                                 6,157,442
                                                  ============         ============      ============       ============

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries Notes to Unaudited Pro Forma Consolidated Statement of Income
                     For The Six Months Ended June 30, 1996


(1) Adjustment which reflects six months of depreciation expense on SMS's machinery and equipment and furniture and fixtures at appraised values amounting to $10,209,314, assuming an estimated useful life of ten years on a straight line basis adjusted by actual depreciation expense on machinery and equipment and furniture and fixtures recorded by SMS for the six month period ended June 30, 1996, amounting to $925,000.

(2) Adjustment which records interest expense on a $15,000,000 term note with an effective interest rate of 8.25%.

(3) Adjustment which records the amortization of the excess of the purchase price paid for the fair market value of all tangible and identifiable intangible assets acquired less liabilities assumed, totaling $2,182,895, amortized over an estimated useful life of twenty-five years.

(4) Federal income taxes have been provided for the six month period ended June 30, 1996 primarily because SMS prior to its acquisition by the Company, was a division of Air Products and Chemicals, Inc. and therefore no provision for federal income tax purposes has been made. The income tax provision of $153,164 represents SMS's pre-tax income of $632,000 less total pre-tax pro forma adjustments of $254,750 adjusted for state and foreign income taxes of 10% and federal income taxes of 34%.

PART II   OTHER INFORMATION
-------   -----------------

Item 4.   Submission of Matters to a Vote of Security Holders.

          On April 29, 1997, the registrant conducted its annual meeting. At such meeting stockholders of record as of at the close of business on March 18, 1997 were entitled to notice of and to vote at the meeting. A total of 6,068,516 shares were entitled to vote at the meeting. A total of 5,720,794 shares, or 94.3% of those shares entitled to vote, were present in person or by proxy at said meeting. The matters voted on at the meeting was limited to: the election of six directors to serve for one year and until their successors are elected and qualify; the ratification of Goldstein Golub Kessler & Company, P.C. as the Company's auditors for the year ending December 31, 1997; and the Certificate of Incorporation to increase the number of authorized shares of common stock, $.10 par value, from 10,000,000 to 20,000,000 shares.

     The following directors where elected at such meeting:

          Mark Pinto                          John U. Moorhead, II
          Richard D. Fain                     Steven B. Sands
          Gilbert D. Raker                    Frank J. Polese

     The following votes were cast in the election of Goldstein Golub Kessler & Company, P.C.

          Affirmative         Against         Abstain
          -----------         -------         -------
          5,675,195 Shares    30,355 Shares   15,244 Shares

          Appointment of Goldstein Golub Kessler, P.C. as auditors for the Company was approved.

     The following votes were cast to amend the Company's Certificate of Incorporation to increase the authorized common shares from 10,000,000 to 20,000,000.

          Affirmative         Against          Abstain          Not Voted
          -----------         -------          -------          ---------
          5,519,719 Shares    180,861 Shares   20,214 Shares    347,722 Shares

          Adoption to amend the Company's Certificate of Incorporation was approved.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                   SEMICONDUCTOR PACKAGING MATERIALS CO., INC.



Date: August 12, 1997                   By: /s/ Gilbert D. Raker
                                            ------------------------------------
                                            Name:    Gilbert D. Raker
                                            Title:   Chairman of the Board
                                                     and Chief Executive Officer


Date: August 12, 1997                   By: /s/ Andrew A. Lozyniak
                                            ------------------------------------
                                            Name:    Andrew A. Lozyniak
                                            Title:   Treasurer and Secretary
                                                     (Chief Accounting Officer)