Form 10-Q
period 1997-09-30
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1997-11-14
CIK 880858

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

               (1) Yes [X]              No [ ]

               (2) Yes [X]              No [ ]

     The number of shares outstanding of the Registrant's sole class of common stock, as of September 30, 1997 was 6,075,116 shares.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Index to Financial Statements                             Page
            -----------------------------                             ----
            Consolidated Balance Sheet at
            September 30, 1997 and December 31, 1996.                   3

            Consolidated Statement of Income
            for the three and nine months ended
            September 30, 1997 and 1996.                                4

            Consolidated Statement of Cash Flows
            for the three and nine months ended
            September 30, 1997 and 1996.                                5

            Consolidated Statement of Shareholders' Equity
            for the nine months ended September 30, 1997                6

            Notes to Consolidated Financial Statements                  7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations               8-12

Item 2.     Pro Forma Information                                       13

            Pro Forma Consolidated Statement of
            Income for the three months ended
            September 30, 1996 (Unaudited)                              14

            Notes to Unaudited Pro Forma Consolidated
            Statement of Income for the three months ended
            September 30, 1996                                          15

            Pro Forma Consolidated Statement of
            Income for the nine months
            ended September 30, 1996 (Unaudited)                        16

            Notes to Unaudited Pro Forma Consolidated
            Statement of Income for the nine months
            ended September 30, 1996                                    17

PART II     OTHER INFORMATION

Items 1-5   N/A

Item 6      Exhibits and Reports on Form 8-K
            (a)    None
            (b)    None

SIGNATURE PAGE                                                          18

EXHIBITS                                                                19

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                           Consolidated Balance Sheet


                                                                  September 30,    December 31,
ASSETS                                                                1997             1996
                                                                  (Unaudited)       (Audited)
                                                                  -----------       ---------
Current Assets:
 Cash  and cash equivalents                                      $  2,554,009    $  3,531,099
 Accounts receivable, less allowance for doubtful
   accounts of $183,000 and  $143,000, respectively                10,283,202       5,637,158
 Inventories                                                       11,281,638       9,078,471
 Prepaid expenses and other current assets                          1,449,470         885,644
                                                                 ------------    ------------
Total current assets                                               25,568,319      19,132,372
                                                                 ------------    ------------
Property and Equipment - at cost, net of accumulated
  depreciation and amortization of $9,289,917
  and $6,444,253, respectively                                     40,085,176      20,700,573
                                                                 ------------    ------------
Other Assets-net of accumulated amortization
 Technology rights and intellectual property                          707,623         749,523
 Goodwill                                                          19,444,086      14,816,454
 Other                                                                852,623       1,090,403
                                                                 ------------    ------------
Total other assets                                                 21,004,332      16,656,380
                                                                 ------------    ------------
Total Assets                                                     $ 86,657,827    $ 56,489,325
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                $  4,969,151    $  3,462,227
 Accrued expenses                                                   2,348,687         856,810
 Income Taxes Payable                                                 720,474       1,143,518
 Current portion of obligations under capital lease                 1,985,212       1,306,763
 Current portion of long-term debt                                 10,452,859       1,416,000
                                                                 ------------    ------------
Total current liabilities                                          20,476,383       8,185,318
                                                                 ------------    ------------
Deferred income taxes                                               1,313,760       1,470,460
Long-term debt                                                     21,998,596       6,719,333
Obligations under capital leases                                    5,391,107       4,242,415
                                                                 ------------    ------------
Total Liabilities                                                  49,179,846      20,617,526
                                                                 ------------    ------------
Minority Interest in Subsidiary                                     1,473,462       1,932,171
                                                                 ------------    ------------
Shareholders' Equity:
 Preferred stock - $.10 par value; authorized 1,000,000
  shares,none issued                                                        0               0
 Common stock - $.10 par value; authorized 20,000,000
   shares, issued 6,375,116 and 6,355,516 shares, respectively        637,512         635,552
 Additional paid-in-capital                                        28,195,144      28,070,464
 Cumulative Translation Adjustment                                   (602,478)              0
 Retained Earnings                                                  7,774,341       5,233,612
                                                                 ------------    ------------
                                                                   36,004,519      33,939,628
 Less: Treasury stock:300,000 shares, at cost                               0               0
                                                                 ------------    ------------
Shareholders' Equity                                               36,004,519      33,939,628
                                                                 ------------    ------------
Total Liabilities And Shareholders' Equity                       $ 86,657,827    $ 56,489,325
                                                                 ============    ============

                 See Notes to Consolidated Financial Statements

               Semiconductor Packaging Materials Co., Inc and Subsidiaries
                            Consolidated Statement of Income
                                       (Unaudited)


                                                              For The Three Months           For The Nine Months
                                                               Ended September 30,           Ended September 30,
                                                                  1997          1996          1997          1996
                                                              -----------   -----------   -----------   -----------
Net Sales                                                    $ 13,539,103   $ 8,665,927  $ 33,618,350   $24,862,210
Service Revenue                                                 6,113,620     3,280,446    16,870,038    10,574,227
                                                              -----------   -----------   -----------   -----------
Total Revenue                                                  19,652,723    11,946,373    50,488,388    35,436,437
Cost of Goods Sold                                              9,127,691     5,835,571    23,490,551    17,691,894
Cost of Services Performed                                      4,839,951     1,899,562    12,619,839     5,515,298
                                                              -----------   -----------   -----------   -----------

Total Cost of Goods Sold and
  Services Performed                                           13,967,642     7,735,133    36,110,390    23,207,192
                                                              -----------   -----------   -----------   -----------
Gross Profit                                                    5,685,081     4,211,240    14,377,998    12,229,245
Selling, General and
  Administrative Expenses                                       3,184,670     1,995,643     8,861,308     5,816,359
                                                              -----------   -----------   -----------   -----------
Operating Income                                                2,500,411     2,215,597     5,516,690     6,412,886
Interest Expense (Net)                                            697,575       234,331     1,912,843       653,536
                                                              -----------   -----------   -----------   -----------
Income Before Provision for Income Taxes and
  Minority Interest in Loss of Consolidated
  Subsidiary                                                    1,802,836     1,981,266     3,603,847     5,759,350
Provision for Income Taxes                                        680,160       717,470     1,365,127     2,233,401
                                                              -----------   -----------   -----------   -----------
Income Before Minority Interest in Loss of
  Consolidated Subsidiary                                       1,122,676     1,263,796     2,238,720     3,525,949
Minority Interest in Loss of Consolidated
 Subsidiary                                                        72,892             0       302,009             0
                                                              -----------   -----------   -----------   -----------
Net Income                                                    $ 1,195,568   $ 1,263,796   $ 2,540,729   $ 3,525,949
                                                              ===========   ===========   ===========   ===========
Income per Common Share                                       $       .19   $       .21   $       .41   $       .57
                                                              ===========   ===========   ===========   ===========
Weighted Average Number of Common
 Shares Outstanding                                             6,267,006     6,156,671     6,220,264     6,145,586
                                                              ===========   ===========   ===========   ===========

                See Notes To Consolidated Financial Statements

                  Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                              Consolidated Statement of Cash Flows
                                           (Unaudited)


                                                                For The Three Months                    For The Nine Months
                                                                Ended September 30,                     Ended September 30,
                                                             1997              1996                 1997                1996
                                                             ----              ----                 ----                ----
Cash Flows From Operating Activities:

Net Income                                               $ 1,195,56        $ 1,263,796         $ 2,540,729          $ 3,525,949
 Adjustments To Reconcile Net Income To Net
 Cash Used In Operating Activities:
  Gain on Sales of Property and Equipment                                                          (45,657)
  Depreciation And Amortization of Property And           1,015,447            605,526           3,182,909            1,679,447
  Other Amortization                                        210,896            169,746             585,355              509,238
  Deferred Income Taxes                                                                                                 113,300
  Minority Interest in Subsidiary Loss                       46,008                               (302,009)
 Changes In Operating Assets And Liabilities:
  Increase In Accounts Receivable                          (680,722)          (588,444)         (2,242,769)           (1,872,179)
  (Increase) Decrease In Inventory                          360,360           (831,320)           (818,034)           (1,817,318)
  (Increase) Decrease  In Prepaid Expenses And
   Other Current Assets                                     488,990           (109,114)            636,283              (166,645)
  Increase In Accounts Payable                              171,387            764,310             372,319               558,960
  Increase (Decrease) In Accrued Expenses                  (507,960)           783,039            (625,493)            1,958,530
  Increase (Decrease) in Income Taxes Payable               365,885                               (777,633)
                                                        -----------        -----------         -----------           -----------
Net Cash Provided By Operating Activities                 2,665,859          2,057,539           2,506,000             4,489,282
                                                        -----------        -----------         -----------           -----------

Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                      (2,148,192)          (119,009)        (10,001,490)           (1,914,496)
 Proceeds From Sale of Property and Equipment                                                      275,000
 (Increase) Decrease  In Other Assets                       486,082           (695,042)            206,875            (1,365,438)
 Acquisition of Subsidiary                               (2,007,092)                           (15,134,321)           (6,556,440)
                                                        -----------        -----------         -----------           -----------
Net Cash Used In Investing Activities                    (3,669,202)          (814,051)        (24,653,936)           (9,836,374)
                                                        -----------        -----------         -----------           -----------

Cash Flows From Financing Activities:
 Proceeds from Redemption of Warrants                                            2,400                                     2,400
 Proceeds From Exercise Of Stock Options                     38,590              9,038             126,639               196,969
 Proceeds From Long-Term Debt                             1,389,831                             19,995,464             6,000,000
 Borrowing Under Revolving Credit                         1,450,000                              5,225,000
 Payment Under Capital Leases                              (517,261)          (265,405)         (1,278,400)             (644,259)
 Payment Under Term Loan Agreements                      (1,154,000)           (60,000)         (2,762,000)             (646,166)
 Decrease In Amounts Due Related Parties                                                                                (625,000)
 Minority Interest Contribution                                                984,202                                   984,202
                                                        -----------        -----------         -----------           -----------

Net Cash Provided By Financing Activities                 1,207,160            670,235          21,306,703             5,268,146
                                                        -----------        -----------         -----------           -----------

Effect of Exchange Rate Change on Cash                     (118,458)                              (135,857)

Net Increase (Decrease)  In Cash                             85,359          1,913,723            (977,090)              (78,946)
Cash At Beginning Of Period                               2,468,650          2,251,406           3,531,099             4,244,075
                                                        -----------        -----------         -----------           -----------

Cash At End Of Period                                    $2,554,009        $ 4,165,129         $ 2,554,009           $ 4,165,129
                                                        ===========        ===========         ===========           ===========


Supplemental schedule of noncash investing and
financing activity:
  Machinery and equipment acquired under capital        $ 1,151,660        $ 1,606,627         $ 2,894,101           $ 2,916,355


                         See Notes to Consolidated Financial Statements

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                  For the nine months ended September 30, 1997
                                   (Unaudited)

                                                 ADDITIONAL                                    CUMULATIVE           TOTAL
                             COMMON STOCK         PAID-IN      RETAINED     TREASURY STOCK     TRANSLATION       SHAREHOLDERS'
                           SHARES      AMOUNT     CAPITAL      EARNINGS     SHARES  AMOUNT     ADJUSTMENT           EQUITY
                           ------      ------     -------      --------     ------  ------     ----------           ------

Balance at
January 1, 1997          6,055,516   $ 635,552  $ 28,070,464   $ 5,233,612  300,000 $    0     $        0        $ 33,939,628

Issuance Of
Common Stock
Through The
Exercise Of Stock
Options                     19,600       1,960       124,680                                                          126,640

Net Income                                                       2,540,729                                          2,540,729

Cumulative
Translation
Adjustment                                                                                       (602,478)           (602,478)
                         ---------   ---------  ------------   -----------  -------  -----     ----------        ------------
Balance at
September 30, 1997       6,075,116   $ 637,512  $ 28,195,144   $ 7,774,341  300,000  $   0     $ (602,478)       $ 36,004,519
                         =========   =========  ============   ===========  =======  =====     ==========        ============

                 See Notes To Consolidated Financial Statements

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiary. The consolidated balance sheet as of September 30, 1997, the consolidated statement of income for the three and nine months ended September 30, 1997 and 1996, the consolidated statement of cash flows for the three and nine months ended September 30, 1997 and 1996 and the consolidated statement of shareholders' equity for the nine months ended September 30, 1997, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997 and for all periods presented have been made.

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

4. On January 23, 1997, American Silicon Products, Inc. ("ASP"), a wholly owned subsidiary of the Company, acquired all of the assets of Silicon Materials Service and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. (collectively "SMS"), a company which polishes and reclaims silicon wafers for a purchase price of approximately $12,972,000 in cash. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $500,000 in estimated closing expenses and $1,500,000 of costs associated with the integration and relocation of certain acquired activities of SMS. The fair value of the assets acquired, including approximately $2,183,000 allocated to goodwill, which is being amortized over 25 years, amounted to $12,247,000 and liabilities assumed amounted to $638,000.

5. Effective July 30, 1997, Retconn Incorporated ("Retconn"), a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc. ("S.T."), a company which manufactures and markets custom cable and cable harness assemblies for $1,000,000 in cash and $2,000,000 in notes, subject to adjustment, based on the closing net worth and adjusted EBIT delivered by S.T. as of the closing date. In addition, Retconn acquired certain proprietary rights from the S.T. shareholders for $200,010. The notes are payable in twenty equal quarterly installments beginning on November 1, 1997 together with interest on the unpaid principal at the rate of 7% per annum. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $300,000 in estimated closing expenses. The fair value of the assets acquired, including $2,993,000 allocated to goodwill, which is being amortized over 25 years, amounted to $4,431,000 and liabilities assumed amounted to $862,000.

6. Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"), is 50.1% owned by the Company, 39.9% owned by a holding company, Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte Ltd. Accordingly, the Company's consolidated balance sheet at September 30, 1997 reflects a $1,473,462 minority interest contribution made by the Company's joint venture partner. ISP began qualifications for prospective customers in the second quarter of 1997 and generated revenues of $303,000 during the three month period ended September 30, 1997.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this 10-Q that are not historical in nature are forward looking statements. The Company's actual performance may differ materially from that contemplated by the forward looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the microelectronic and semiconductor markets and wireless communications industry which the Company serves, the timely and successful completion of the Company's capital and plant expansion programs, economic volatility in Asian markets and the ability of the Company to obtain necessary financing when required.

RESULTS OF OPERATIONS (for the three and nine month periods ended September 30, 1997 compared to the three and nine month periods ended September 30, 1996)

Total revenue for the three and nine month periods ended September 30, 1997 increased $7,706,000 and $15,052,000, or 65% and 42%, respectively, over the comparable 1996 periods.

In the three and nine month periods ended September 30, 1997, sales by the Company's Microelectronic Materials Group increased $4,873,000 and $8,756,000, or 56% and 35%, respectively, over the comparable 1996 periods primarily due to an increase in demand for its products by the communication and computer industries. Due to the increased demand for the Company's microelectronic materials, the Company is in the process of increasing the capacities of its Polese Company and Retconn Incorporated subsidiaries through the acquisition of additional manufacturing space and equipment. In addition, S.T. Electronics ("S.T."), which was acquired by the Company effective July 30, 1997, contributed $870,000 to 1997's three and nine month Microelectronic Materials Group sales.

In the three and nine month periods ended September 30, 1997, revenue derived from the Company's Semiconductor Services Group increased $2,833,000 and $6,296,000, or 86% and 60% , respectively, over the comparable 1996 periods as the result of the inclusion of $2,474,000 and $7,934,000 of revenue in the three and nine month periods ended September 30, 1997 from SMS, which was acquired by the Company on January 23, 1997. Revenue generated from the SMS acquisition in the three month period ended September 30, 1997 decreased from revenue generated in the three month period ended June 30, 1997 primarily as a result of revenue reduction issues at the Texas operation and the effect of European summer holidays on the Netherlands operation. The aforementioned product quality issues existed prior to the Company's acquisition of SMS. The Company believes that it has substantially improved the quality of the products of the Texas and Netherlands operations in the three month period ended September 30, 1997, enabling those operations to reestablish and improve their future revenue streams. Revenue in the three and nine month periods ended September 30, 1997, from ASP's Rhode Island operation, increased $36,000 and decreased $1,961,000, respectively, from the comparable 1996 periods. The decrease in the nine month period resulted primarily from a reduction in business with silicon wafer brokers. While demand for the Company's silicon wafer reclaim services in the nine month period ended September 30, 1997, was below that of the comparable 1996 periods, ASP's Rhode Island operation has experienced increased demand for its services in the three month period ended September 30, 1997.

At September 30, 1997, the Company's consolidated backlog was $22,828,000, which represents a 127% increase since the beginning of the year. Excluding the SMS and S.T. backlog at September 30, 1997, consolidated backlog has increased 63% since January 1, 1997. For the nine months ended September 30, 1997 and 1996, direct sales of the Company's products into foreign markets accounted for 15% and 10%, respectively, of consolidated revenue. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V.") and in

Singapore, International Silicon Products Pte. Ltd. ("ISP"). In the three and nine month periods ended September 30, 1997, the Company derived $679,000 and $2,246,000, respectively, of revenue from ASP B.V. and $303,000 and $323,000 respectively, of revenue from ISP. ISP did not have any operations in the nine month period ended September 30, 1996. ISP is currently in the process of being qualified by prospective customers in the Asian marketplace. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are primarily priced and paid for in U.S. dollars. The Company believes that its revenue has been, and will be, affected by the cyclical nature of the industries it serves. The SMS acquisition, and the Company's joint venture in Singapore, further increase the Company's reliance on the semiconductor industry.

Gross profit for the three and nine month periods ended September 30, 1997 increased $1,474,000 and $2,149,000, or 35% and 18%, respectively, from the comparable 1996 periods. Gross profit in the three and nine month periods ended September 30, 1997 from the Company's Microelectronic Materials Group, increased $1,581,000 and $2,958,000, or 56% and 41%, respectively, from comparable 1996 periods primarily due to increased sales volume and improved margins at the Company's Polese Company subsidiary. Gross profit from the Company's Semiconductor Services Group decreased $107,000 and $809,000, or 8% and 16%, respectively, from comparable 1996 periods. While the SMS acquisition added $1,600,000 to Semiconductor Services' gross profit, higher depreciation and lower revenue at ASP's Rhode Island operation resulted in a $2,149,000 reduction in gross profit. Also included in the nine month period ended September 30, 1997 is $260,000 of gross losses associated with the start-up of ISP. As a result of the foregoing, gross margin decreased to approximately 29% in the three and nine month periods ended September 30, 1997 from 35% in the comparable 1996 periods.

Selling, general and administrative ("SG&A") expenses in the three and nine month periods ended September 30, 1997 increased $1,189,000 and $3,045,000, or 60% and 52%, respectively, over the comparable 1996 periods. Of the $3,045,000 increase in SG&A expenses, $1,645,000 was due to the inclusion of SMS, ISP and S.T. SG&A expenses in the 1997 period, whereas no SG&A expenses of SMS, ISP and S.T. were recorded in the comparable 1996 period. SG&A expenses also increased in the respective 1997 periods due to higher revenues and additional organizational infrastructure. SG&A expenses as a percentage of revenue decreased to 16% and increased to 18%, respectively, in the three and nine month periods ended September 30, 1997 as compared to 17% and 16%, respectively, in the comparable 1996 periods.

Net interest expense for the three and nine month periods ended September 30, 1997 increased $463,000 and $1,259,000, respectively, from the comparable 1996 periods primarily due to increased interest costs associated with term debt incurred in conjunction with the SMS acquisition (described herein), interest costs associated with the S.T. acquisition (described herein) and higher interest costs associated with capital lease obligations.

A provision of $837,000 and $1,522,000, respectively, for income taxes has been made for the three and nine month periods ended September 30, 1997 as compared to a $717,000 and $2,233,000 provision in the comparable 1996 periods, yielding an effective tax rate of 38% in the 1997 periods compared with 36% and 39%, respectively, in the 1996 periods. The decrease in the effective tax rates in the 1997 periods was primarily related to a decrease in state income taxes due to the utilization of investment tax credits during the periods.

In the three and nine month periods ended September 30, 1997, the Company has included a loss associated with ISP in its income before minority interest in loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income.

As a result of the foregoing, net income decreased $68,000 and $985,000, respectively, or 5% and 28% in the three and nine month periods ended September 30, 1997 from the comparable 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its capital needs through the proceeds of its public equity offerings, capital leases, its revolving credit facility and term loans from banks led by First Union Bank (the "Bank") and cash flow from operations. At September 30, 1997, the Company had cash and cash equivalents of $2,554,000 and had an available balance on its revolving credit facility of $6,175,000.

Net cash provided by operating activities in the three and nine month periods ended September 30, 1997 amounted to $2,666,000 and $2,506,000, respectively, as compared to $2,058,000 and $4,489,000, respectively, in the comparable 1996 periods. While cash provided by net income and adjustments to reconcile net income to net cash used in operating activities increased $429,000 and $133,000, respectively, in the three and nine month periods ended September 30, 1997, cash used to support changes in operating assets and liabilities increased $179,000 and decreased $2,117,000, respectively, in the three and nine month periods ended September 30, 1997 over the comparable 1996 periods. In the three and nine month periods ended September 30, 1997, the Company used $320,000 and $3,061,000, respectively, as compared to using $1,420,000 and $3,689,000, respectively, in the three and nine month periods ended September 30, 1996 of cash derived from operations to fund increases in accounts receivable and inventory. The increases in the Company's accounts receivable and inventory were made to support increased revenues. In the three and nine month periods ended September 30, 1997, accrued expenses decreased $508,000 and $625,000, respectively, as compared to increasing $783,000 and $1,959,000, respectively, in the comparable 1996 periods. The decrease in the Company's accrued expenses was due to the payment of costs associated with the integration and relocation of certain acquired activities of SMS. In the nine month period ended September 30, 1997, the Company had made payments of approximately $2,410,000 for its 1996 and estimated 1997 state and federal tax obligations thereby reducing its current income taxes payable by $778,000. In 1996, due to diminutive tax obligations caused by the utilization of net operating loss carry forwards in 1995, the Company was not required to make any material tax payments for its 1996 tax obligations until 1997.

To support the Company's growth in the three and nine month periods ended September 30, 1997, the Company invested $2,148,000 and $10,001,000, respectively, as compared to $119,000 and $1,914,000, respectively, in the three and nine month periods ended September 30, 1996, in property and equipment to support its growth and expand its facilities and production capabilities. At September 30, 1997, the Company had capital commitments of approximately $1,374,000 for the ongoing upgrade of the Company's manufacturing equipment and facilities. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations should be sufficient to fund its capital needs.

On January 23, 1997, ASP completed the acquisition of the assets of Silicon Materials Service of Garland, Texas, and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. of Helmond Netherlands. The purchase price of approximately $12,972,000 was paid in cash, $400,000 of which was paid as a deposit prior to December 31, 1996. The company also paid $736,000 in costs associated with the integration and relocation of certain acquired activities of SMS in the nine month period ended September 30, 1997. The SMS acquisition was financed through a term loan with the Bank as described herein.

Effective July 30, 1997, Retconn Incorporated ("Retconn"), a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc. ("S.T."), for $1,000,000 in cash and $2,000,000 in notes. In addition, Retconn acquired certain proprietary rights from the S.T. shareholders for $200,010. The notes are payable in twenty equal quarterly installments beginning on November 1, 1997 together with interest on the unpaid principal at the rate of 7% per annum. In addition, the Company incurred approximately $300,000 in estimated closing expenses. The fair value of the assets acquired, including $2,993,000 allocated to goodwill, which is being amortized over 25 years, amounted to $4,431,000 and liabilities assumed amounted to $862,000. The S.T. acquisition was financed through drawings under the Companys' line of credit facility with the Bank as described herein.

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

In connection with the Retconn acquisition, on January 4, 1996, the Company entered into a term loan with the Bank in the principal amount of $6,000,000. The loan bore interest at the Bank's loan pricing rate (8.25% at December 31, 1996) with principal payable commencing on February 1, 1997. Interest on the loan which was payable monthly commenced on February 1, 1996. This loan was subsequently refinanced in conjunction with the SMS acquisition described herein.

Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"), is 50.1% owned by the Company, 39.9% owned by a holding company, Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte. Ltd. In 1996, the Company and its joint venture partner made a total of $4,000,000 in equity contributions into ISP, which was contributed pro-ratably based on ownership. In addition, the Company has paid approximately $289,000 in costs associated with the establishment of the joint venture.

Primarily as a result of the foregoing, the Company used $3,669,000 and $24,654,000, respectively, in the three and nine month periods ended September 30, 1997, as compared to $814,000 and $9,836,000, respectively, in the three and nine month periods ended September 30, 1996, in its investing activities.

Concurrent with the SMS acquisition, the Company entered into a $21,000,000 five year term loan. The $21,000,000 term loan was principally used to finance the SMS acquisition and to refinance the Retconn term loan. The principal amount which is payable in 60 consecutive installments of $350,000, commenced on March 1, 1997. The loan bears interest at a Eurodollar rate plus 2.25%. In conjunction with the term loan agreement, the Company also entered into a $15,000,000 line of credit with the Bank which is described herein. Pursuant to the term loan and line of credit agreements, the Bank has a first priority security interest in substantially all of the Company's assets. The loan agreements provide, among other things, that the Company maintain certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends.

On January 23, 1997, the Company entered into a $15,000,000 line of credit with the Bank which expires in February 1999, which includes a standby letter of credit for ISP in the amount of $3,600,000. Interest is payable monthly at the lower of the Bank's loan pricing rate or a Eurodollar rate plus 2.25%. At September 30, 1997, the Company had borrowed $5,225,000 under its line of credit and did not have any drawings under the standby letter of credit.

In 1997, ISP entered into a S$19,685,000 (approximately $14,000,000) credit facility with a Singapore financial institution in order to acquire certain equipment, acquire a building, provide for an overdraft facility and to provide a multi currency letter of credit facility. Amounts borrowed under the facility bear interest at an average rate of approximately 6.75%. In the three and nine month periods ended September 30, 1997, ISP has borrowed $986,000 and $4,592,000, respectively, under the facility.

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

In May of 1993, the Company entered into a $1,200,000 five year term loan agreement with the Bank. The term loan agreement which calls for the repayment of the loan in twenty equal installments, commenced on October 1, 1993. The term loan bears interest at the Bank's loan pricing rate plus 1.5%. The term loan is collateralized with a blanket lien on substantially all of the parent company's assets, excluding the common stock and assets of its subsidiaries. As of September 30, 1997, the Company had an outstanding balance of $210,000 due on this term loan.

The Company has, and expects to be able to continue to, meet its obligations to the Bank from cash generated from operations. As at September 30, 1997, the Company was in compliance with all of the covenants contained in its loan agreements, as amended.

As a result of the above, in the three and nine months period ended September 30, 1997, $1,207,000 and $21,307,000, respectively, was provided by the Company's financing activities as compared to $670,000 and $5,268,000 in the comparable 1996 periods.

The Company continually seeks to broaden its product lines by various means, including through acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or through bank or other debt financing.

The Company believes that it has the capacity for growth and that its working capital and internally generated funds, combined with its bank line of credit, the proceeds it has received from its public offerings, and from other sources of financing, will be sufficient to satisfy the Company's currently anticipated cash requirements on both a short-term and long-term basis.

                              Pro Forma Information

The following unaudited pro forma combined financial statements and explanatory notes are presented to reflect the acquisition of the net assets of Silicon Materials Service of Garland, Texas, and 100% of the outstanding stock of Silicon Materials Service, B.V. of Helmond, Netherlands (collectively "SMS") by American Silicon Products, Inc, a subsidiary of Semiconductor Packaging Materials Co., Inc. (the "Company") on January 23, 1997.

The pro forma statements of income give effect to this transaction as if it had occurred at the beginning of the period presented.

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

                  Semiconductor Packaging Materials Co., Inc and Subsidiaries
                          Pro Forma Consolidated Statement of Income
                                          (Unaudited)
                         For the Three Months Ended September 30, 1996

                                           Semiconductor
                                           Packaging Materials
                                           Co., Inc. and                        Pro Forma
                                           Subsidiaries             SMS        Adjustments         As Adjusted
                                           -----------          ----------    ----------           -----------
Net Sales                                  $ 8,665,927          $             $                    $ 8,665,927
Service Revenue                              3,280,446           3,639,000                           6,919,446
                                           -----------          ----------    ----------           -----------
Total Revenue                               11,946,373           3,639,000                          15,585,373
Cost of Goods Sold                           5,835,571                                               5,835,571
Cost of Services Performed                   1,899,562           3,113,000     (158,768)(1)          4,853,794
                                           -----------          ----------    ----------           -----------
Total Cost of Goods Sold and
  Services Performed                         7,735,133           3,113,000     (158,768)            10,689,365
                                           -----------          ----------    ----------           -----------
Gross Profit                                 4,211,240             526,000      158,768              4,896,008
Selling, General and
  Administrative Expenses                    1,995,643             402,000       21,829 (3)          2,419,472
                                           -----------          ----------    ----------           -----------
Operating Income                             2,215,597             124,000      136,939              2,476,536
Interest Expense (Net)                         234,331                          320,642 (2)            554,973
                                           -----------          ----------    ----------           -----------
Income Before Provision for Income Taxes     1,981,266             124,000     (183,703)             1,921,563
Provision for Income Taxes                     717,470                          (24,239)(4)            693,231
                                           -----------          ----------    ----------           -----------
Net Income                                 $ 1,263,796           $ 124,000   $ (159,464)           $ 1,228,332
                                           -----------          ----------    ----------           -----------
Net Income per Common Share                $       .21                                             $       .20
                                           -----------          ----------    ----------           -----------
Weighted Average Number of Common
Shares Outstanding                           6,156,671                                               6,156,671
                                           -----------          ----------    ----------           -----------

            See Notes To Pro Forma Consolidated Statement Of Income

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries Notes to Unaudited Pro Forma Consolidated Statement of Income
                  For The Three Months Ended September 30, 1996

(1) Adjustment which reflects three months of depreciation expense of SMS's machinery and equipment and furniture and fixtures at appraised values amounting to $10,209,314, assuming an estimated useful life of ten years on a straight line basis adjusted by actual depreciation expense of machinery and equipment and furniture and fixtures recorded by SMS for the three month period ended September 30, 1996, amounting to $414,000.

(2) Adjustment which records interest expense on a $15,000,000 term note with an effective interest rate of 8.36%.

(3) Adjustment which records the amortization of the excess of the purchase price paid for the fair market value of all tangible and identifiable intangible assets acquired less liabilities assumed, totaling $2,182,895, amortized over an estimated useful life of twenty-five years.

(4) Federal income taxes have been provided for the three month period ended September 30, 1996 primarily because SMS prior to its acquisition by the Company, was a division of Air Products and Chemicals, Inc. and therefore no provision for federal income tax purposes was made. The income tax credit of $24,239 represents SMS's pre-tax income of $124,000 less total pre-tax pro forma adjustments of $183,703 adjusted for state and foreign income taxes of 10% and federal income taxes of 34%.

                  Semiconductor Packaging Materials Co., Inc and Subsidiaries
                          Pro Forma Consolidated Statement of Income

                                          (Unaudited)
                         For the Nine Months Ended September 30, 1996


                                     Semiconductor
                                     Packaging Materials
                                     Co., Inc. and                    Pro Forma
                                     Subsidiaries          SMS       Adjustments        As Adjusted
                                     -----------------  -----------  -----------       -------------
Net Sales                                 $ 24,862,210               $                $ 24,862,210
Service Revenue                             10,574,227  11,633,000                      22,207,227
                                           ------------  ----------  -----------       -----------
Total Revenue                               35,436,437  11,633,000                      47,069,437
Cost of Goods Sold                          17,691,894                                  17,691,894
Cost of Services Performed                   5,515,298   9,580,000     (573,301) (1)    14,521,997
                                           ------------  ----------  -----------       -----------
Total Cost of Goods Sold and
  Services Performed                        23,207,192   9,580,000     (573,301)        32,213,891
                                           ------------  ----------  -----------       -----------
Gross Profit                                12,229,245   2,053,000      573,301         14,855,546
Selling, General and
  Administrative Expenses                    5,816,359   1,298,000       65,487  (3)     7,179,846
                                           ------------  ----------  -----------       -----------
Operating Income                             6,412,886     755,000      507,814          7,675,700
Interest Expense (Net)                         653,536                  954,957  (2)     1,608,493
                                           ------------  ----------  -----------       -----------
Income Before Provision for Income Taxes     5,759,350     755,000     (447,143)         6,067,207
Provision for Income Taxes                   2,233,401                  124,990  (4)     2,358,391
                                           ------------  ----------  -----------       -----------
Net Income                                 $ 3,525,949   $ 755,000   $ (572,133)       $ 3,708,816
                                           ------------  ----------  -----------       -----------
Net Income per Common Share                $       .57                                 $       .60
                                           ------------  ----------  -----------       -----------
Weighted Average Number of Common
  Shares Outstanding                         6,145,586                                   6,145,586
                                           ===========   ==========  ===========       ===========

                    See Notes To Pro Forma Consolidated Statement Of Income

          Semiconductor Packaging Materials Co., Inc. and Subsidiaries Notes to Unaudited Pro Forma Consolidated Statement of Income
                  For The Nine Months Ended September 30, 1996

(1) Adjustment which reflects nine months of depreciation expense of SMS's machinery and equipment and furniture and fixtures at appraised values amounting to $10,209,314, assuming an estimated useful life of ten years on a straight line basis adjusted by actual depreciation expense of machinery and equipment and furniture and fixtures recorded by SMS for the nine month period ended September 30, 1996, amounting to $1,339,000.

(2) Adjustment which records interest expense on a $15,000,000 term note with an effective interest rate of 8.36%.

(3) Adjustment which records the amortization of the excess of the purchase price paid for the fair market value of all tangible and identifiable intangible assets acquired less liabilities assumed, totaling $2,182,895, amortized over an estimated useful life of twenty-five years.

(4) Federal income taxes have been provided for the nine month period ended September 30, 1996 primarily because SMS prior to its acquisition by the Company, was a division of Air Products and Chemicals, Inc. and therefore no provision for federal income tax purposes was made. The income tax provision of $124,990 represents SMS's pre-tax income of $755,000 less total pre-tax pro forma adjustments of $447,147 adjusted for state and foreign income taxes of 10% and federal income taxes of 34%.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   SEMICONDUCTOR PACKAGING MATERIALS CO., INC.

Date:   November   14,   1997           By:      /s/ Gilbert D. Raker
                                                 ------------------------------
                                        Name:    Gilbert D. Raker
                                        Title:   Chairman of the Board
                                                 and Chief Executive Officer

Date:   November   14,   1997           By:     /s/ Andrew A. Lozyniak
                                                 ------------------------------
                                        Name:    Andrew A. Lozyniak
                                        Title:   Treasurer and Secretary
                                                 (Chief Accounting Officer)