Form 10-K
period 1997-12-31
SEMICONDUCTOR PACKAGING MATERIALS CO INC
filed 1998-03-20
CIK 880858

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-10938

                   SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                Delaware                                        13-3584740
                --------                                        ----------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)


            1 Labriola Court
            Armonk, New York                                      10504
            ----------------                                      -----
(Address of principal executive offices)                        (Zip Code)



Issuer's telephone number, including area code:  (914) 273-5500

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                          Name of Each Exchange
Title of Each Class                                        on Which Registered
-------------------                                        -------------------
Common Stock, $.10 par value                              NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Exchange Act:  None.

            Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---

            Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


                     The Exhibit Index is located on page 20

            At March 17, 1998 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $38,436,189.

            At March 17, 1998 the Registrant had 6,075,616 shares of Common Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date, the Registrant held 300,000 shares of Common Stock in treasury.



                      DOCUMENTS INCORPORATED BY REFERENCE:
                      ------------------------------------


                  DOCUMENT                         Parts Into Which Incorporated
                  --------                         -----------------------------




   Portions of the Definitive Proxy Statement            Part III. Item 9,10,11
   prepared in connection with the Company's               12
   1998 Annual Meeting of Stockholders which will be held on April 28, 1998.

                                     PART I

Item 1. Business.

            (a) General. Semiconductor Packaging Materials Co., Inc. consists of a Delaware corporation and its wholly owned and majority owned subsidiaries (collectively the "Company"). In conjunction with its 1998 Annual Meeting, the Company is recommending to its shareholders that the name of the Company be changed to SEMX Corporation. The Company primarily provides specialty materials and services to the microelectronic and semiconductor industries on a worldwide basis.

            The Company's Materials Group consists of the parent company ("SPM") and its subsidiaries, Polese Company, Inc.("Polese"), Retconn Incorporated ("Retconn") and its subsidiary, S.T. Electronics, Inc.("S.T.").The Materials Group primarily designs, develops, manufactures and markets customized fine wire and metal ribbon, precision metal stampings, powdered metal copper/tungsten heat dissipation products, seal frames, RF coaxial contacts and connectors and cable and cable harness assemblies which are used in the assembly of microelectronic packages. Such products are incorporated into electronic components used for industrial and commercial applications, primarily to conduct electrical currents or signals, solder electronic circuitry, provide electrical interconnects, house electronic components, mount components or dissipate heat. In 1997, the Company entered the recreational products market by supplying a proprietary copper/tungsten sole weight to Taylor Made Golf for use in its Titanium Bubble 2(TM) irons. The Company's products are sold through internal sales personnel and a network of independent sales representatives, principally to manufacturers and assemblers of electronic devices who service the aerospace, automotive, communications, computer, medical, military and semiconductor industries.

            The Company's Services group consists of its American Silicon Products, Inc. ("ASP") subsidiary and a jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"). Each provide silicon wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication. ISP is 50.1% owned by the Company, 39.9% owned by a holding company, Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte ltd. ISP began operations in the third quarter of 1997.

            History. The registrant, Semiconductor Packaging Materials Co., Inc., is a Delaware corporation incorporated in 1988 as a successor to a company started in 1981. In December 1991 the Company had a public offering of its securities and became a public company.

            The Company has attained significant revenue growth over the last several years. A substantial portion of that growth has been realized through the acquisition of businesses and by applying monetary and management resources to further the growth of the acquired companies.

            Acquisitions:
            -------------

            In 1993, the Company acquired Polese Company, Inc.. Polese manufactures and markets seal frames and copper/tungsten heat dissipation products for use in the manufacture of electronic components, and produces sophisticated parts through the use of electrical discharge machines ("EDM") and computer numerical control ("CNC") turning centers for customers in the medical and aerospace industries. In addition, the Company acquired from Frank J. Polese all of the rights, including, but not limited to, a pending patent application, which was subsequently issued to Mr. Polese, for the development and application of copper/tungsten powdered metal technology to the electronics industry.(See
Part II, Item 6, Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"))

            In 1994, A/S Acquisition Company, Inc., a Rhode Island corporation ("ASAC") merged with and into the Company's wholly-owned subsidiary, American Silicon Products, Inc., a Delaware corporation. ASAC had no operations of its own, but simultaneously with the merger, acquired the assets of American Silicon Products, Inc.("ASP"), a Rhode Island corporation. The ASP assets acquired embodied a silicon wafer reclaiming and reconditioning business located in Providence, Rhode Island.

            In 1996, the Company acquired Retconn Incorporated. Retconn develops, designs and manufacturers subminiature coaxial contacts and connectors which are sold principally to manufacturers in the communications and computer industries.

            In 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd, is 50.1% owned by the Company, 39.9% owned by a holding company, Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte Ltd.

            On January 23, 1997, the Company acquired certain assets and assumed certain liabilities of Silicon Materials Service ("SMS") of Garland, Texas and 100% of the outstanding stock of Silicon Materials Service, B.V. ("SMSBV") of Helmond, Netherlands for approximately $13,000,000 in cash. The SMS Texas operation was merged into ASP and SMSBV was renamed American Silicon Products, B.V. ("ASPBV").

            Effective July 30, 1997, Retconn, a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc ("S.T.") , a company that manufactures and markets custom cable and cable harness assemblies for $1,000,000 in cash and $2,000,000 in notes, subject to adjustment, based on the closing net worth and adjusted EBIT delivered by S.T. as of the closing date. In addition, Retconn acquired certain proprietary rights from S.T. shareholders for $200,010. The notes are payable in twenty equal quarterly installments beginning on November 1, 1997 at an interest rate of 7% per annum on the unpaid principal.

            (b) Financial Information about Industry Segments - The Company has operated in one industry segment during each of its last three years.

            (c) Narrative Description of Business

Products

            Wire and Metal Ribbon. The Company manufactures fine wire and metal ribbon used to conduct electricity or signals between two points of a circuit. Metal ribbon is wire which is flattened to specific height and width specifications and is used primarily in microwave and selected industrial applications to regulate electrical conductivity. Wire and metal ribbon are manufactured using gold, aluminum, copper, nickel and various metal alloys, each of which has a distinct characteristic for conducting electrical currents or signals. These products are sometimes coated or plated.

            The Company manufactures various sizes of wire in dimensions as thin as .0005 inches (less than the size of a human hair) for specific applications. Ribbon is produced in sizes as small as .00025 X .002. The Company's products must adhere to rigid OEM standards used in electronic applications, including military specifications.

            Precision Metal Stampings. Precision metal stampings are parts stamped out of metals that are used to solder or connect electronic circuitry, package electronic circuitry, dissipate heat or provide an interface for an electronic connection. Stampings manufactured by the Company, in dimensions as small as .005 inches, include preforms, heat sinks, jumper chips, bonding islands, connectors, frames, seals, bases, and cans. The Company also produces rolled strip.

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

            Stampings are produced from a variety of metals, including copper, aluminum, gold and gold alloys, special metals such as molybdenum, and clad and plated materials. Molybdenum is a metal used for its unique heat dissipating properties. Clad materials, which are also used to manufacture precision stampings, are pieces of two or more different metals laminated together, and are generally used as an interface between aluminum and gold circuitry. The Company also has stampings plated for enhanced soldering and brazability.

            Tape on Reel Products. The Company offers a number of packaging options for its stamping products, including bulk packaging, parts supplied on carrier strips and, for high volume parts, tape on reel packaging. Tape on reel packaging is used to support surface mount assembly operations. The Company offers its customers stampings packaged on contact or pocket tape. Since many of the Company's stamped products are very small, the Company employs the use of automated and manual tape on reel equipment to perform this packaging function. The Company has constructed a class 10,000 clean room to facilitate the packaging of die ("semiconductor chips") in tape on reel.

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

            Powdered Metal Heat Dissipation and Recreational Products. Heat dissipation products are used to conduct heat away from critical areas of electronic circuits where it can be dissipated. Heat dissipation products are primarily used to conduct heat in high power wireless communication devices and high speed microprocessor packages. In 1991 with the financial and technical support of one of its customers, Polese began the development of a powdered copper/tungsten material with a more homogeneous copper and tungsten particle distribution than similar copper/tungsten materials available in the marketplace. In early 1995, the Company obtained a patent for a Method for Making Heat-Dissipating Elements for Micro-Electronic Devices. Polese utilizes this proprietary method to manufacture copper/tungsten heat dissipation products. The Company has also developed a non-electronic use of its powdered metal technology with the recent introduction of a copper/tungsten metal matrix composite for a sole weight for Taylor Made Golf's Titanium Bubble 2 TM irons. In addition in late 1997, Polese announced the development of a new material, Nitral(TM). Nitral(TM) is a high dissipation substrate that can be tailored for high thermal conductivity. Production is expected to begin in the second quarter of 1998.

            Other EDM Products. As a result of Polese's successful EDM operation in the manufacture of seal frames, a number of special products have been brought to Polese for manufacture. At this time, Polese is manufacturing small and complicated parts for the medical supply and other industries.

            Silicon Wafer Polishing and Reclaiming Services. ASP, ASPBV and ISP offer a variety of high tech, state-of-the-art wafer polishing and reclaiming services to the semiconductor industry. ISP began offering these services in the third quarter of 1997. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication.

            Coaxial Contacts and Connectors, Cable and Cable Harnesses. Retconn manufactures RF coaxial contacts and connectors which are sold principally to manufacturers in the wireless communication and computer industries. Retconn's products include a full line of DM subminiature RF contacts and connectors, including solder, solder/crimp, and crimp/crimp standard coaxial contacts. It has a line of SMA, SMB, SMC and MCX connectors that meet military specifications. In addition, Retconn and its wholly owned subsidiary, S.T., offers cable terminations, specials and cable assemblies.

Raw Materials and Principal Suppliers

            The Company in most cases utilizes two or more alternative sources of supply for each of its raw materials. In certain instances, however, the Company will use a single source of supply when directed by a customer or by need. In order to ensure the quality of the Company's products, the Company has instituted strict supplier evaluation and qualification procedures. Once a supplier has been qualified to supply materials to the Company, they will be included on the Company's preferred supplier list and will be evaluated and rated on an ongoing basis. The Company considers several of its vendors as principal suppliers. For precious metals the Company's vendors include Fleet Precious Metals, Sigmund Cohen, Handy and Harmon and Degussa Metz Metallurgical Corp.

            The parent company makes extensive use of precious metals, including gold and, to a lesser extent, silver and platinum, as raw materials in the manufacture of certain products. Precious metals, particularly gold, are utilized based upon their reliability and conductivity. The prices at which the Company purchases precious metals are based upon market prices at the time of purchase. Such metals have historically been subject to significant price fluctuations and subject to volatility as a result of numerous factors beyond the control of the Company.

            Substantially all of the parent company's gold requirements are currently purchased from Fleet Precious Metals ("Fleet") pursuant to a consignment agreement. Under the agreement, Fleet has agreed to advance up to the lesser of 6,000 troy ounces of gold or gold having a market value of $2,700,000. The agreement provides that title to the gold remains with Fleet until the finished material is shipped, at which time the parent company is required to replace the gold. The prices paid by the parent company for its purchases are generally based upon the Comex or the Second London gold price and are fixed automatically on a first-order, first-priced basis. The parent company pays for gold in cash as of the date of purchase and pays a fee computed daily, currently at the rate of 3.25% per annum, based upon the value of gold consigned to the parent company. The agreement with Fleet expires on December 23, 1998. The Company believes that there are alternative sources of supply for the parent company's gold requirements in the event that the agreement with Fleet is terminated.

            Silver and platinum are currently purchased from various trading companies. The Company has no agreements with such suppliers, but believes that there are numerous alternative sources of supply for such metals.

            The Company purchases base metals, including aluminum, copper, copper/tungsten, kovar, molybdenum ,solder and clad metals and specially shaped materials from local metal distributors, cladding companies, roll formers, or other specialized suppliers. Principal suppliers for non-precious metals and outside processing services include Osram Sylvania, Platronics, AEP, Fusco, Donham Craft, Technical Materials and Clad Metal Specialties.

            The Company also purchases certain components used in the assembly of coaxial contacts and connectors from such companies as MGB and Sorenson Engineering.

            The Company's Services Group purchases packaging materials, gases and chemicals and specialized equipment from various suppliers. These vendors include, but are not limited to, Empak, Rodel and Hubbard Hall.

            The Company's decision to purchase certain raw materials is generally based upon whether such material is available consistent with required specifications at a cost lower than the Company's manufacturing costs. If the Company does not have, or could not, at a reasonable cost, develop the manufacturing capability for a specific material, it attempts to maintain at least two suppliers for such materials. While the Company attempts to maintain alternative sources for the Company's raw materials and believes that alternative sources are currently available for most of such metals and materials, the Company is subject to price fluctuations and periodic shortages of raw materials. The Company has no supply agreements with its suppliers and, accordingly, purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying required raw materials could adversely affect the Company's ability to manufacture and deliver products on a timely and competitive basis.


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

            The manufacturing process for copper/tungsten heat dissipation and recreational products consists of manufacturing a tool and die for the specific part, pressing the powdered materials in a powdered metal press, sintering the parts in a furnace, and machining them to the customer's specifications. The parts are then cleaned, plated, tested and packaged for shipment.

            Silicon wafer polishing and reclaiming services begin with incoming inspection of customer wafers. The wafers are sorted for reclaim suitability and conformance to customer specifications. A report is then sent to the customer indicating which wafers are reclaimable. While the Company from time to time procures its own wafers, the majority of the wafers it processes are owned by its customers. The customer usually retains title to the reclaimable wafers throughout the polishing and reclaiming process. The wafers are then processed to remove all diffusions and deposited layers (i.e., polysilicon, metals, nitrides, oxides, etc.). A two step polishing process, similar to that which is utilized by silicon suppliers, is then performed. The wafers are then cleaned with a front and back side scrubbing followed by rinsing, drying and further removal of particles. All cleaning is done in certified clean rooms utilizing deionized water. Product quality is assured through procedural discipline and Statistical Process Controls. The Company has achieved the ability to consistently process wafers with particles of less than .16 microns in size, with extremely low trace metals. The Company believes that its processing capability equals that of any reclaiming capability in the world.

            The manufacturing process for coaxial contacts and connectors begins with the machining of a variety of metals including brass, stainless steel and beryllium copper through the use of screw machines. Secondary operations are then performed on lathes, milling and threading machines, the machined parts are then cleaned, heat treated and if required, are gold or nickel plated. After plating and inspection, the machined parts, along with other component parts, are assembled to produce a contact or connector. Retconn currently sources approximately 95% of its parts machining to a number of outside vendors and assembles all of its contacts and connectors in-house.

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

            The parent company usually operates on an eight-hour daily shift five days per week, with its tape on reel production and aluminum wire drawing operating on a two or three shift basis, consistent with business requirements. Polese usually operates seven days per week, with its various departments running two to three shifts per day, consistent with business requirements. ASP usually operates on a three shift basis five days per week. Retconn usually operates on a two shift basis five to six days per week. Management believes that the Company possesses sufficient capacity to expand production of its existing products. The Company owns much of the equipment at its manufacturing and processing facilities and when appropriate, leases certain equipment from third parties.

Quality Control

            The Company utilizes extensive in-house statistical process quality control procedures ("SPC") and employs 44 persons engaged full-time in quality control functions.

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

            The Company is certified ISO 9000 (an international quality standard for the European community) at five of its operations and holds various quality awards throughout the industries it serves. The Company believes that its ISO 9000 certifications are important in establishing the Company as a world class supplier and will greatly aid the Company in penetrating markets for the Company's products throughout the world. The Company is also designated as a "Q-1" supplier by The Ford Motor Company.

Marketing and Sales

            The Company's domestic and foreign sales efforts are directed towards customers in numerous industries where the Company's products have wide application. The Company engages independent sales representatives in various regions throughout the United States, Europe, South America, the Middle East and the Far East for marketing to customers. These sales representatives are paid on a commission basis. As of February 28, 1998, the Company had arrangements with 24 sales representatives in the United States and 16 sales representatives who market the Company's products in Europe , the Middle East, Far East and South America, including France, Germany, Italy, the United Kingdom, Sweden, Israel, Singapore, Hong Kong, China, Taiwan, Korea, Malaysia, the Philippines, Mexico and Brazil. The Company believes that the use of independent sales organizations, which typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets, enhance the scope of the Company's marketing and sales efforts. Pursuant to agreements with independent sales representatives, such representatives are prohibited from carrying a line of products competitive with the Company's products. The Company continues to engage new sales representatives as needed. The Company believes that additional sales representatives are available, if required.

            The Company currently employs 26 inside sales and marketing personnel, including two of its executive officers, who are responsible for direct sales to the Company's customers. The Company's sales personnel also work closely with customers to solicit future orders and to render technical assistance and advice.

            Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company also advertises in trade publications, primarily in the United States.

Product and Process Development

            The Company places significant emphasis on product and process development and believes that such efforts are important to take advantage of market trends and to maintain its competitive position. The Company's product and process development activities include refinement of its manufacturing and processing capabilities and improvement in the metallurgical composition, durability and reliability of its products. The Company's technical personnel and outside consultants conduct specific projects to enhance performance of the Company's products and to meet specific customer requirements. In the past years these efforts have led to the development of a new gold wire for flip chips, a copper/tungsten metal matrix composite for a sole weight for Taylor Made Golf's Titanium Bubble 2 TM irons, Nitral(TM), a high dissipation substrate that can be tailored for high thermal conductivity, a packaging process for die in tape on reel, a new 31 series coaxial connector and process improvements which enable the Company's reclaiming facilities to produce wafers with particles of less than .16 microns and extremely low levels of trace metals.

            The Company has expanded its product lines and processing capabilities through various acquisitions and a joint venture, including the Company's acquisition of Polese in 1993, ASP in 1994 and Retconn in 1996, the ISP joint venture in 1996 and the SMS and S.T. acquisitions in 1997 and will continue to seek to expand through acquisitions and other strategic alliances.

Customers

            The Company's products are sold principally to customers servicing the computer, automotive, aerospace, military, medical, semiconductor and communications industries. The Company's customers include Kyocera America, Motorola, IBM, Texas Instruments, National Semiconductor, Hewlett Packard, Advanced Micro Devices, Berg Electronics, Hi-Tech Assemblies, Ford Motor Company, Delco Electronics, SGS-Thompson, Northern Telecom, Cardiac Pacemakers, Medtronics/Micro-Rel and Wafernet.

            For the years ended December 31, 1997 and 1996, sales of the Company's products, to the Company's five largest customers accounted for approximately 32% and 36%, respectively, of the Company's revenues. For the years ended December 31, 1997 and 1996, one customer accounted for approximately 11% of the Company's total revenues.

            The Company does not maintain contracts with many of its customers and generally sells its products pursuant to customer purchase orders. Certain of the customers purchase orders provide for annual requirements of a particular product. A substantial portion of the Company's orders for products which include precious metals provide that the initial price quotation is adjusted to reflect any changes in the price of precious metals at the time of shipment. Customer purchase orders are generally filled within two to six weeks and shipped to customers by common carrier.

            To date, the Company has relied upon foreign markets, including Europe and the Far East, for a portion of its revenues. For the years ended December 31, 1997 and 1996, direct sales of the Company's products into foreign markets accounted for approximately 15% and 10%, respectively, of the Company's consolidated revenues. Sales of the Company's products to foreign customers are made through 16 foreign manufacturer's representatives. The Company believes that a portion of its revenues will continue to be derived from the sale of its products in foreign markets, which will result in the Company's being subject to risks associated with foreign sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and export quotas and other trade restrictions. The Company is not aware of any foreign tariffs with respect to products marketed by the Company. Although export sales are subject to certain governmental restrictions, the Company has not experienced any difficulties with foreign or domestic trade restrictions.


Backlog

            The Company manufactures standard and custom products pursuant to customer purchase orders. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty to the customer. At January 2, 1998 and 1997, the Company's backlog of orders believed to be firm was approximately $20,643,000 and $10,067,000, respectively. The January 2, 1997 backlog amount does not include any backlog associated with SMS, which was acquired by the Company on January 23, 1997 or S.T. Electronics which was acquired on July 30, 1997. The Company believes that the majority of the Company's backlog of orders existing as of January 2, 1998 will be shipped over the next twelve months.

Competition

            The market for the Company's products is highly competitive. The Company competes with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the development, sale and service of products. Such companies include Kulicke & Soffa Industries, Inc., Tanaka, Heraeus, Polymetallurgical Corporation, Coining Corp., Williams Advanced Materials, Climax Specialty Metals, Inc., Johnson Matthey, A.T. Wall, Exsil, Sumitomo Corporation, Phoenix Electronics Company of Chicago, Inc., Radiall, Inc., Huber and Suhner, Inc. and Amphenol Corporation. The Company believes that it is one of a limited number of manufacturers of all of its primary products and services: fine wire and metal ribbon, precision metal stampings, seal frames, other EDM products, powdered metal heat dissipation and recreational products, coaxial contacts and connectors, cable assemblies and harnesses and polishing and reclaiming of silicon wafers. The Company believes that this capability provides an advantage in marketing products to customers which seek to limit the number of their suppliers.

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


Patents and Proprietary Information

            The Company's ability to compete effectively may be materially dependent upon the proprietary nature of its technologies. The Company has been issued a patent for a Method for Making Heat-Dissipating Elements for Micro-Electronic Devices. Polese Company utilizes this proprietary method to manufacture copper/tungsten heat dissipation products. The Company believes that this patent significantly improves its position in the marketplace. The powdered metal technology covered by this patent was acquired by the Company in connection with the Polese Company acquisition. In addition, Polese Co. has applied for a patent covering its newly developed material, Nitral(TM). Few of the Company's other manufacturing processes or products are protected by patents.

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


Government Regulation

            The Company is subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state agencies and county and local authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution and dictate safety in the workplace. The extensive regulatory framework imposes significant compliance burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

            The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. The Company is also subject to various state and local laws which are the counterparts of CERCLA and/or RCRA in the jurisdictions where the Company maintains facilities (New York, California, Connecticut, Rhode Island and Texas). The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations. The Company continually evaluates its environmental and safety practices with respect to such requirements and maintains all required licenses or permits.

            Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act, are also applicable to the Company. The Company believes it is currently in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions. The Company believes that the cost of compliance with such government and environmental regulations is not material.


Executive Corporate Officers of the Company

            Gilbert D. Raker, 54, President since December 31, 1995; Chairman of the Board and Chief Executive Officer of the Company since May 1990; Vice President of the Company from November 1988 until May 1990.

            Frank J. Polese, 41, Vice Chairman of the Company since January 1996 and a Director of the Company since July 1993. Mr. Polese also served as President of the Company from January 1994 through December 1995. From August 1991 until November 1996 and again since March 1997, Mr. Polese has served as President of Polese Company, which was acquired by the Company on May 27, 1993, prior to which Mr. Polese was its sole shareholder. Prior to August 1991, Mr. Polese was a manufacturer's representative specializing in products incorporated into microelectronic packages for the electronics industry.

            Kenneth J. Huth, 59, Executive Vice President of the Company since January 1994, President of the Company from January 1990 to December 1993. From 1972 until December 1989, Mr. Huth served as President of Kenneth J. Huth, Inc., a manufacturer's representative specializing in precision stampings and related products for the electronics industry.

            Andrew A. Lozyniak, 40, Executive Vice President since January 1995, Treasurer, Secretary and Chief Financial Officer of the Company since February 1992.

Employees

            As of February 28, 1998, the Company employed approximately 885 persons. All manufacturing personnel are paid on an hourly basis. All employees are employed full-time except for twenty-one part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2. Properties.

            The Company's executive offices and the parent's manufacturing facility are located in a 43,700 square foot building in Armonk, New York. The Company owns the building and had an outstanding mortgage of $1,569,000 at December 31, 1997. The Company's Armonk facility is suitable for the Company's current needs and is estimated to be currently operating at approximately 50% of its productive capacity. The property is well maintained and in good condition.

            Polese entered into an agreement to lease approximately 24,211 square feet of industrial space at 10103 Carroll Canyon Road and 34,615 at 10111 Carroll Canyon Road, San Diego, California. The lease term will commence on March 31, 1998 and expires on March 31, 2004 and calls for an initial monthly rental of $29,833 for the first eight months, increasing to $35,296 for the next 4 months, with a 3% annual rent increase in the second through sixth years. The performance of Polese Company's obligations under the lease is guaranteed by the Company. Polese Company also leases approximately 10,600 square feet at 8680 Mirilani Drive, San Diego, California. The lease term commenced on May 1, 1997 and expires on December 31, 1999 and calls for a monthly rental of $5,760 with an increase of 4% effective January 1, 1998. The facilities are suitable for the Company's current needs and are currently operating at approximately 80% of their productive capacity. The properties are well maintained and are in good condition.

            ASP owns a 28,000 square foot facility in Providence, Rhode Island. The facility is suitable for the Company's current needs and is currently operating at approximately 50% of its productive capacity. The property is well maintained and is in good condition. ASP also leases two facilities in Garland, Texas. ASP leases a 26,590 square foot facility at 2985 Market Street ("Market Street"), and a 16,600 square foot facility at 2613 Industrial Lane ("Industrial Lane"). The lease on Market Street commenced on January 23, 1997 and continues until January 31, 1999 with a one year extension option. Rents during the period beginning January 23, 1997 and ending on July 31, 1997 were at an amount equal to the real estate taxes on the premises which amount to approximately $4338 per month. During the remaining term of the lease, ASP pays real estate taxes on the premises plus rent equal to $10,000 per month. ASP also has an option to purchase the premises for $1,000,000 until the expiration of the lease. The lease on Industrial Lane commenced on January 23, 1997 and continues until January 31, 1999 with a one year extension option. Rents during the period beginning January 23, 1997 and ending on July 31, 1997 were at an amount equal to the real estate taxes on the premises which amount to approximately $908 per month. During the remaining term of the lease, ASP pays real estate taxes on the premises plus rent equal to $5,000 per month. ASP also has an option to purchase the premises for $500,000 until the expiration of the lease. The Texas facilities are suitable for the Company's current needs and are currently operating at approximately 40% of their productive capacity. The facilities are well maintained and are in good condition. American Silicon Products, B.V.'s operations are located in a facility of approximately 25,800 square feet at Achterdijk 8, 5705 CB, Helmond, Netherlands. This facility was purchased on December 1, 1997 by ASP. The Helmond facility is suitable for the Company's current needs and is currently operating at approximately 70% of its productive capacity. The facility consists of production, office and warehouse space and is well maintained and in good condition.

            Retconn's primary operations are located in a 12,000 square foot facility in Torrington, Connecticut. The lease on the facility expired on January 1, 1998 and is currently occupied on a month to month basis with annualized lease payments of $56,525. Retconn also leases a 6,360 square foot facility near its main facility to house its cable assembly operation. This lease expires in on October 31, 1998 and calls for monthly rentals of $3,000. The facilities are suitable for the Company's current needs and are currently operating at approximately 90% of their productive capacity. Retconn is currently in the process of identifying a larger facility to meet its future growth needs. The properties are well maintained and are in good condition.

            S.T. Electronics operations are housed in three separate manufacturing "suites" totaling approximately 6030 square feet, located in Rancho Cordova, CA. The current lease is for a three year period, which commenced on July 30, 1997 with a monthly lease payment of $4,500 per month. The facility is suitable for the Company's current needs and is currently operating at approximately 70% of its productive capacity. The properties are well maintained and in good condition.


Item 3. Legal Proceedings.

            The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company. The Registrant received notice, on January 5, 1998, that a shareholder class action was filed against it, its Chief Executive Officer and its Chief Financial Officer, in the United States District Court for the Eastern District of Pennsylvania on November 18, 1997, for an indeterminate amount of damages, (Blum et.al. v. Semiconductor Packaging Materials Co., Inc., et. al. (97CV 7078)).The complaint alleges various claims arising under Sections 10(b), 20(a) and 20A(a) of the Exchange Act of 1934 and Rule 10b-5 thereunder. The complaint alleges, among other things, that the Registrant, intentionally or recklessly, failed to disclose adverse material financial information regarding its silicon wafer business in the fourth quarter of 1996. The management of the Registrant believes the action is without merit and intends vigorously to defend.

            Separately, the Northeast Regional Office of the Securities and Exchange Commission is conducting a private investigation pursuant to a formal order, captioned "In the Matter of Trading in the Securities of Semiconductor Packaging Materials Co., Inc.", to determine whether any persons may have violated the federal securities laws in connection with the purchase or sale of the Registrant's securities prior to the December 30, 1996 announcement relating to its anticipated financial results for the fourth quarter of fiscal 1996. As a general matter, the Commission takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Registrant is cooperating fully with the Commission in its investigation.


Item 4. Submission of Matters to a Vote of Security-Holders.

            No matter was submitted to a vote of security holders during the quarter ended December 31, 1997.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

            Since April 8, 1996, the Company's Common Stock has traded on the NASDAQ National Market (Ticker Symbol: SEMX). Prior thereto, the Company's Common Stock was traded on the American Stock Exchange (Ticker Symbol: SEM).

            The prices of the Company's Common Stock for each quarter during 1997 and 1996 were as follows:


                                             1997                   1996
                                             ----                   ----
                                       High        Low        High        Low
                                      ------      -----      ------      -----
  1st Quarter                         12-1/4      7-5/8      10-5/8      7-1/4
  2nd Quarter                         10-1/8          7      13-1/4      8-1/2

  3rd Quarter                         14-1/2      8-1/2      11-1/2      8-3/4
  4th Quarter                         14-1/2      6-7/8      17-7/8      9-1/4

As of March 17, 1998 (the "record date") there were approximately 87 holders of record of the Company's Common Stock and approximately 3,315 beneficial holders. On March 17, 1998, the high and low bid price of the common stock was $8.25 and $8.00 per share, respectively. The Company paid no dividends on its Common Stock in 1997 or 1996.

Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

  Fiscal Year Ended

  December 31                                 1997          1996          1995
                                              ----          ----          ----

  Net Sales                                  100.0         100.0         100.0
  Cost of Sales                               71.3          66.7          63.0
  Gross Profit                                28.7          33.3          37.0
  Selling, General and
    Administrative Expenses                   16.9          17.8          21.9
  Operating Income                            11.8          15.4          15.1
  Interest Expense (Net)                       3.7           2.0           3.5
  Income before Income Taxes                   8.1          13.4          11.6
  Provision for Income Taxes                   3.1           5.3           2.6
  Net Income                                   5.3           8.3           9.0


RESULTS OF OPERATIONS (1997 compared to 1996)

Total revenue for 1997 increased $25,049,000, or 54%, over the comparable 1996 period. Sales by the Company's Materials Group increased $14,889,000 or 45% over the 1996 period. The sales growth was due to a $8,704,000, or 89% increase at Polese Company, an increase of $5,276,000, or 48% at Retconn, which includes revenue of $1,944,000 from S.T. Electronics, Inc., which was acquired on July 30, 1997 and in increase at the parent company of $909,000 or 7% from prior year levels. In 1997, the sales increase in the Materials Group was primarily due to increased sales to the growing communications and computer marketplace. Service revenue generated by the Company's Service Group increased $10,160,000 or 79% over the comparable period. This increase included a $9,416,000, or 73% increase in revenue at ASP, which includes revenue of $10,451,000 from the January 23, 1997 acquisition of Silicon Materials Service and Silicon Materials Service, B.V. and revenue of $744,000 from International Semiconductor Products Pte Ltd. While revenues increased in the 1997 period, the Services Group revenue growth has been impacted by the slowdown in the semiconductor industry. For 1997 and 1996, direct sales of the Company's products into foreign markets accounted for slightly less than 15% and 10%, respectively, of consolidated revenue. The Company currently maintains foreign manufacturing operations in Singapore and in the Netherlands. In 1997, the Company derived $3,912,000 or 6% of its consolidated revenue from its foreign manufacturing operations. Foreign sales are made through sixteen foreign manufacturer's representatives and are priced and paid for in both local currencies (Dutch Florins and Singapore Dollars)and in US Dollars. The Company believes that its revenue has been, and will be, affected by the cyclical nature of the industries it serves. The SMS acquisition, and the Company's joint venture in Singapore, further increase the Company's reliance on the semiconductor industry. During the 1997 period, the Company has not experienced any significant impact on revenue or earnings from the economic instability being experienced in Asia.

Gross profit for 1997 increased $5,067,000, or 33%, from the comparable 1996 period. In the Materials Group, the increase was primarily due to a $2,738,000, or 133% increase at Polese, gross profit of $2,051,000, or 63% increase at Retconn and a $468,000, or 11% increase at the parent company. In the Services Group, ASP's gross profit increased $104,000, or 2% and ISP had a gross profit loss of ($293,000). While gross margin in the Materials Group increased to 31% in the 1997 period from 29% in the 1996 period, consolidated gross margin for the Company decreased to 29% in 1997 from 33% in the comparable 1996 period. The decrease in consolidated gross margin was caused by a decrease in the Services Group gross margin which decreased from 44% in the 1996 period to 24% in the 1997 period, due to the acquisition of SMS, which has gross margins significantly below those of ASP, a gross profit loss at ISP and increased depreciation and manufacturing costs at ASP's Rhode Island operation.

Selling, general and administrative ("SG&A") expenses in 1997 increased $3,789,000, or 46% over the comparable 1996 period. The increase was primarily due to the inclusion of $1,344,000 of SMS's SG&A costs with the Company's and the increase in the sales and marketing activities throughout the Company. The Company's 1997 SG&A expenses also include $265,000 of expenses generated by its Singapore joint venture. SG&A expenses as a percentage of revenue decreased to 17% in the 1997 period from 18% in the comparable 1996 period.

Net interest expense for the 1997 period increased $1,681,000 from the comparable 1996 period primarily due to increased interest costs associated with debt incurred with the SMS and ST acquisitions, the ISP startup and increased capital lease obligations.

A provision of $2,214,000 for income taxes has been made for the 1997 period as compared to a $2,445,000 provision in the comparable 1996 period. In the 1997 period, the Company's earnings were taxed at an effective tax rate of 38% as compared to an effective tax rate of 40% in the comparable 1996 period.

In the 1997 period, the Company has included a $677,000 loss before income taxes and minority interest, as compared to $128,000 in the 1996 period, associated with its Singapore joint venture in its income before minority interest in loss of consolidated subsidiary. The Company has a 50.1% interest in the joint venture and has accordingly excluded $223,000, net of tax, as compared to $64,000 in 1996, or 49.9% of such loss from its consolidated net income.

As a result of the foregoing, net income decreased $13,000 in 1997 from the comparable 1996 period. In 1997, all of the Company's operations were profitable except for ISP.

Year 2000

The Company is currently addressing the potential problems associated with Year 2000 computer compliance(some computers and software are unable to "read" the year 2000), and has designed a program, under the direction of the Information Technology (IT) Manager, to address compliance with Year 2000 both internally, including all subsidiaries, and externally, including critical suppliers and customers. All aspects of computer hardware and software are being reviewed and upgraded as required to meet the demands of Year 2000. Based on preliminary information, the cost of addressing the potential problem will not have an impact on future revenue and earnings growth. However, if the Company, its suppliers or customers are unable to address and resolve the problem within set time constraints, it could result in a material impact on the Company's results of operations.


RESULTS OF OPERATIONS (1996 compared to 1995)

            Total revenue for 1996 increased $17,963,000, or 64%, over the comparable 1995 period. The increase was primarily due to the inclusion of $11,059,000 of revenue from Retconn Incorporated ("Retconn"), which was acquired by the Company as of January 2, 1996, a $4,746,000, or 58% increase in revenue at American Silicon Products ("ASP"), primarily as a result of ASP's increased capacity enabling it to meet demand for its services; and a $2,015,000, or 26% increase in revenue at Polese Company, due to increased sales of its copper/tungsten heat dissipation products. Revenues at the parent company ("SPM") increased $143,000, or 1% from prior year levels. For 1996 and 1995, direct sales of the Company's products into foreign markets accounted for slightly less than 10% and 5.0%, respectively, of consolidated revenue. The Company currently maintains foreign manufacturing operations in Singapore and in the Netherlands. In 1996, the Company did not derive any revenue from its foreign manufacturing operations. Foreign sales are made through seventeen foreign manufacturer's representatives and are priced and paid for in U.S. dollars. The Company believes that its revenue has been, and will be, affected by the cyclical nature of the industries it serves. Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. On January 23, 1997, ASP acquired a competitor in the silicon wafer reclaiming business, Silicon Materials Service and Silicon Materials Service, B.V. (collectively "SMS"). The SMS acquisition, and the Company's joint venture in Singapore, will further increase the Company's reliance on the semiconductor industry and its future revenues could be impacted by the cyclical nature of the semiconductor industry.

            Gross profit for 1996 increased $4,927,000, or 47%, from the comparable 1995 period. The increase was primarily due to the inclusion of $3,248,000 of Retconn gross profit and a $1,321,000 increase in ASP's gross profit from prior year levels. ASP's gross profit increased 30%, Polese Company's gross profit increased 21% and SPM's gross profit did not change from the comparable 1995 period. As a result of lower gross margin at ASP and the inclusion of Retconn's operations in the 1996 period, (gross margin at Retconn is lower than the historical margins of the Company) gross margin decreased to 33% in 1996 from 37% in the comparable 1995 period. ASP's gross margin decreased primarily due to increased depreciation and manufacturing costs associated with its capacity expansion.

            Selling, general and administrative ("SG&A") expenses in 1996 increased $2,057,000, or 33% over the comparable 1995 period. The increase was primarily due to the inclusion of $1,819,000 of Retconn's SG&A costs with the Company's in the 1996 period. The Company's 1996 SG&A expenses also include $120,000 of expenses generated by its Singapore joint venture. SG&A expenses as a percentage of revenue decreased to 18% in the 1996 period from 22% in the comparable 1995 period.

            Net interest expense for the 1996 period decreased $69,000 from the comparable 1995 period. Increased interest costs in the 1996 period associated with term debt incurred in conjunction with the Retconn acquisition was more than offset by a reduction in interest costs at ASP in 1996. Debt incurred in the ASP acquisition was retired using a portion of the proceeds from the Company's July 1995 public offering.

            A provision of $2,445,000 for income taxes has been made for the 1996 period as compared to a $722,000 provision in the comparable 1995 period. In the 1996 period, the Company's earnings were taxed at an effective tax rate of 39.5% as compared to an effective tax rate of 22.2% in the comparable 1995 period. The effective tax rate in the 1995 period was lower than the effective tax rate in the 1996 period due to the utilization of consolidated net operating loss carry forwards in the 1995 period. This loss carry forward was fully used in the 1995 period. In the 1996 period, the Company has included a $128,000 loss associated with its Singapore joint venture in its income before minority interest in loss of consolidated subsidiary. The Company has a 50.1% interest in the joint venture and has accordingly, excluded $64,000, or 49.9% of such loss from its consolidated net income.

            As a result of the foregoing, net income increased $1,280,000, or 51% in 1996 over the comparable 1995 period. In 1996, all of the Company's operations were profitable except for Polese Company which recorded a $109,000 after tax loss. It is anticipated that Polese Company's profitability will continue to improve as it increases sales of its copper/tungsten heat dissipation products and improves its productivity.

                         LIQUIDITY AND CAPITAL RESOURCES

            The Company has financed its capital needs through the proceeds of its public offerings, its revolving credit facility, term loans from First Union Bank (the "Bank") and cash flow from operations.

            At December 31, 1997, the Company had cash and cash equivalents of $2,260,000 and an available balance on its revolving credit facility of $4,525,000 as compared to $3,531,000 and $5,000,000 respectively at December 31, 1996.

            Net cash provided by operating activities in 1997 amounted to $6,397,000 as compared to $6,214,000 in the comparable 1996 period. While depreciation and amortization of property and equipment and other amortization increased $1,998,000 and accounts payable increased $3,210,000 in the 1997 period compared to the 1996 period, accounts receivable and inventory increased $3,195,000 and $2,297,000, respectively, in the 1997 period over the 1996. The increases in the Company's accounts receivable and inventories were made to support the growth of the Company.

            To support the Company's growth and enhance its profitability, in 1997 and 1996, the Company invested $13,119,000 and $7,943,000, respectively, in property and equipment. This investment excludes $4,271,000 and $3,523,000, respectively, in the 1997 and 1996 periods for equipment acquired under capital leases. The majority of capital lease arrangements which the Company has entered into have lease terms of five years and provide for a bargain purchase when the lease term expires. At December 31, 1997, the Company had capital commitments of approximately $953,000 for the ongoing upgrade of the Company's manufacturing equipment. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations will be sufficient to fund its capital needs.

            In conjunction with the ASP acquisition in 1994, certain of the former stockholders of ASP were to receive one-third of ASP's adjusted earnings before interest and taxes in excess of $650,000 per fiscal quarter, (the "Consulting Agreements"), through December 31, 1999. In the fourth quarter of 1995, the Company bought out the remaining four years of payments due under the Consulting Agreements for $725,000 in cash, notes, and 52,500 shares of its common stock, the remaining $625,000 of which was paid in 1996.

            Effective January 2, 1996, the Company acquired all of the common stock of Retconn, a manufacturer of coaxial contacts and connectors, for $5,933,000 in cash. In addition, the Company incurred approximately $1,132,000 in costs associated with the Retconn acquisition. This business combination was accounted for as a purchase. In connection with the Retconn acquisition, on January 4, 1996, the Company entered into a term loan with the Bank in the principal amount of $6,000,000. The loan was subsequently refinanced in conjunction with the SMS acquisition described below.

            Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd, is 50.1% owned by the Company and 49.9% owned by a holding company, Semiconductor Alliance Pte Ltd. In 1996, the Company and its joint venture partner made a total of $4,000,000 in equity contributions into ISP, which were contributed on a pro-rata basis. The Company's Bank, on behalf of the Company, has maintained a standby letter in the amount of $3,600,000 to assist ISP in obtaining local financing.

            On January 23, 1997, ASP completed the acquisition of the assets of Silicon Materials Service of Garland, Texas, and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. of Helmond Netherlands. The purchase price of approximately $12,972,000 was paid in cash. In addition, the Company incurred approximately $2,000,000 in costs associated with the SMS acquisition. This business combination was accounted for as a purchase. Concurrent with the acquisition, the Company entered into a $21,000,000 five year term loan with First Union Bank (the "Bank"). Fleet National Bank is also participating in the term loan facility and the line of credit described below. The $21,000,000 term loan was principally used to finance the SMS acquisition and to refinance the Retconn term loan. The principal amount is payable in 60 consecutive installments of $350,000 which commenced on March 1, 1997. The loan bears interest at a Eurodollar rate plus 2.25%. In conjunction with the term loan agreement, the Company also entered into a $15,000,000 line of credit with the Bank which is described below. Pursuant to the term loan and line of credit agreements, the Bank has a first priority security interest in substantially all of the Company's assets. The loan agreements provide, among other things, that the Company maintain certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends.

            On July 30, 1997, Retconn acquired 100% of the outstanding stock of S.T. Electronics for $1,000,000 in cash plus approximately $54,000 based on S.T.'s closing net worth and $2,000,000 in notes. In addition, Retconn acquired certain proprietary rights from S.T. shareholders for $200,100. The notes are payable in twenty equal quarterly payments that began on November 1, 1997 at a 7% interest rate on the unpaid balance. In addition, the Company incurred approximately $300,000 in costs associated with the acquisition of S.T.. This business combination was accounted for as a purchase.

            As a result of the above in 1997 and 1996, $29,053,000 and $14,335,000, respectively, of cash was used in investing activities.

            In 1997 and 1996, the Company received $131,000 and $627,000, respectively, from the exercise of stock options.

            On February 8, 1994, the Company registered 698,625 shares of common stock purchasable pursuant to the exercise of redeemable warrants. The redeemable warrants were distributed without cost as a distribution to the Company's stockholders of record as of February 8, 1994. On January 24, 1995, the Company called the warrants for redemption. As of the redemption date, February 23, 1995, all but 98,918 of the warrants were exercised. On December 20, 1996, all remaining solicitation agent warrants were canceled by the Company.

            On July 27, 1995 the Company completed a public offering of its Common Stock. The Company used the proceeds of the offering to repay the majority of it's outstanding bank indebtedness. The Company used the balance of the proceeds to improve its new ASP facility, to purchase equipment for its operations and for general corporate and working capital purposes

            On December 20, 1995, the Company entered into a $7,500,000 revolving credit facility line of credit with the Bank. The maturity date of the facility was September 30, 1997. At December 31, 1996 and 1995, the Company had not borrowed under its revolving credit facility. Concurrent with the Company's new line of credit described below, this facility was terminated.

            On January 23, 1997, the Company entered into a new $15,000,000 line of credit with the Bank which expires in February 1999. This credit line includes a standby letter of credit for ISP in the amount of $3,600,000. Interest is payable monthly at the lower of the Bank's loan pricing rate or a Eurodollar rate plus 2.25%. As of December 31, 1997, the Company had borrowings of $6,875,000 under the line.

            In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry for $250,000 in cash and $750,000 in notes, as modified, including interest at 7% per annum. The note was paid in full in 1995. For a period of ten years, Mr. Polese has the right to receive 10% of (I) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. Through December 31, 1997, no amounts have been charged to operations pursuant to this agreement.

            On December 18, 1997, the Board of Directors authorized the Company to repurchase up to $2,000,000 of SEMX common stock on the open market. Repurchased shares will be held as Treasury shares and may be reissued in the future or may be reissued pursuant to the Company's stock option programs. As of December 31, 1997, the Company had not repurchased any of its shares.

            The Company has, and expects to be able to continue to, meet its obligations to the Bank from cash generated from operations. As at December 31, 1997, the Company was in compliance with all of the covenants contained in its loan agreements.

            As a result of the above, in 1997 and 1996, $21,469,000 and $7,408,000, respectively, of cash was provided by the Company's financing activities. As a result of the Company's operations and equity financing activities, shareholders' equity increased $3,518,000 in 1997 over the comparable 1996 period.

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

Forward Looking Statements

Except for historical information contained herein, this Form 10-K contains forward looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, general economic conditions, increased competition, changes in government regulations, dependence on critical suppliers, increased operating costs, the cyclical nature of the semiconductor and microelectronics industries and the impact of the instability currently being experienced in Asia on the U.S. economy.

Item 7.  Financial Statements.

Filed herein as Part IV, Item 13.

Item 7(a)Quantitative and Qualitative Disclosure About Market Risk
Not applicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.


                                    PART III


Item 9, 10, 11 and 12. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions.

      The information required by these Items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A with the Commission, not later than 120 days after the end of the fiscal year, which information is herein incorporated by reference as if set out in full.


                                     PART IV

Item 13.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      The following is an index of the financial statements of the Company which are incorporated herein.


(a) (1) Financial Statements:

            Report of Independent Auditors.................................. F-1

            Consolidated Balance Sheet as of December 31, 1997 and 1996..... F-2

            Consolidated Statement of Income for the Years
            Ended December 31, 1997, 1996 and 1995.......................... F-3

            Consolidated Statement of Shareholders' Equity for the Years
            Ended December 31, 1997, 1996 and 1995.......................... F-4

            Consolidated Statement of Cash Flows for the Years
            Ended December 31, 1997, 1996 and 1995.......................... F-5

            Notes to Consolidated Financial Statements................ F-6 -F-17

    (a) (2) Financial Statement Schedules:

              All schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above financial statements or the notes thereto included in this report.


    (b) Reports on Form 8-K

            No form 8-K reports have been filed by the Registrant during the last quarter of the period covered by this Report.


    (a) (3) Exhibits:

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

            (b)   Term Promissory Note

10.31(a) Termination Agreement dated as of October 27, 1995 between the Company and John P. Holmes, III.

10.31(b) Termination Agreement dated as of October 27, 1995 between the Company and J. Francis Lavelle.

10.31(c) Termination Agreement dated as of October 27, 1995 between the Company and Rolf E. Soderstrom.

10.31(d) Termination Agreement dated as of October 27, 1995 among the Company Peter J. Hurley, Harrison Hurley & Co., Inc and Harrison Hurley & Co. II, Inc.

10.49       1994 Amendment to Employees' Incentive Stock Option Plan. (9)

10.50       1995 Amendment to Employees' Incentive Stock Option Plan. (9)

10.51 Commercial Grid Note dated May 31, 1995 in the amount of $1,250,000 from the Company to Union Trust Company. (9)

10.55 Stock Purchase Agreement dated as of December 20, 1995 by and among Retconn Acquisition, Inc. and Daniel A. LeDonne, The Richard C. Ashworth 1993 Trust, Richard C. Ashworth individually, William S.White and Retconn Incorporated.(10)

10.56 Employment Agreement dated January 4, 1996 between Retconn Incorporated and Daniel A. LeDonne. (10)

10.57 Closing Date Agreement dated January 4, 1996 among Retconn Acquisition, Inc., Daniel A. LeDonne, The Richard C. Ashworth 1993 Trust, Richard C. Ashworth individually, William G. White and Retconn Incorporated. (10)

10.58 Joint Venture Agreement dated August 28, 1996 between Semiconductor Alliance Pte Ltd., the Company and International Semiconductor Products Pte Ltd.(11)

10.59 Intellectual Property License Agreement dated August 28, 1996 between American Silicon Products, Inc. and International Semiconductor Products Pte Ltd.(11)

10.60 Purchase Agreement dated as of January 16, 1997 between American Silicon Products, Inc. and Air Products & Chemicals, Inc.(12)

10.61 Credit Agreement dated as of January 23, 1997 between the Company and First Union Bank of Connecticut. (12)

10.62 Stock Purchase Agreement dated as of July 30, 1997 by and among Retconn Incorporated, Semiconductor Packaging Materials Co., Inc., Niwatana Chaimongkol, Somnuk Thongkumthamachart and S.T. Electronics, Inc.

22          List of Subsidiaries of the Company

23.1 The Consent of Goldstein Golub Kessler & Company, P.C., the Company's independent certified pubic accountants, to incorporation by reference to Registration Statement on Form S-8 of their report dated January 31, 1998.

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

            (12) Incorporated by reference to the Company's Form 8-K filed February 4, 1997 and amended by Form 8-K/A.

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES


                                                   INDEX TO FINANCIAL STATEMENTS
================================================================================



Report of Independent Auditors                                           F-1

Consolidated Balance Sheet as of December 31, 1997 and 1996              F-2

Consolidated Statement of Income for the Years Ended
 December 31, 1997, 1996 and 1995                                        F-3

Consolidated Statement of Shareholders' Equity for the Years Ended
 December 31, 1997, 1996 and 1995                                        F-4

Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1997, 1996 and 1995                                        F-5

Notes to Consolidated Financial Statements                            F-6 - F-17

REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Semiconductor Packaging Materials Co., Inc.


We have audited the accompanying consolidated balance sheets of Semiconductor Packaging Materials Co., Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Semiconductor Packaging Materials Co., Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

January 31, 1998

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
================================================================================

December 31,                                                                                   1997               1996
----------------------------------------------------------------------------------------------------------------------
ASSETS (Note 6)

Current Assets:
  Cash and cash equivalents (Note 1)                                                   $  2,260,427       $  3,531,099
  Accounts receivable, less allowance for doubtful accounts of $181,000
   and $143,000, respectively (Note 14)                                                  10,788,224          5,637,158
  Inventories (Notes 1 and 3)                                                            12,369,443          9,078,471
  Prepaid expenses and other current assets                                               2,078,718            885,644
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                               27,496,812         19,132,372
----------------------------------------------------------------------------------------------------------------------
Property and Equipment - at cost, net of accumulated depreciation and
 amortization of $10,163,430 and $6,444,253, respectively (Notes 1, 4 and 7)             42,030,917         20,700,573
----------------------------------------------------------------------------------------------------------------------
Other Assets:
  Goodwill (Notes 1 and 2)                                                               19,788,249         14,816,454
  Technology rights and intellectual property (Note 1)                                    1,077,389            749,523
  Other                                                                                   1,471,719          1,090,403
----------------------------------------------------------------------------------------------------------------------
      Total other assets                                                                 22,337,357         16,656,380
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                                      $91,865,086        $56,489,325
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                                     $  7,322,131       $  3,462,227
  Accrued expenses                                                                        2,601,902            856,810
  Income taxes payable                                                                           --          1,143,518
  Current portion of short-term borrowings and long-term debt (Note 6)                    5,943,937          1,416,000
  Current portion of obligations under capital leases (Notes 4 and 7)                     2,142,363          1,306,763
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                          18,010,333          8,185,318
Deferred Income Taxes (Note 8)                                                            2,143,031          1,470,460
Long-term Debt (Note 6)                                                                  26,669,870          6,719,333
Obligations under Capital Leases (Notes 4 and 7)                                          6,046,892          4,242,415
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  52,870,126         20,617,526
----------------------------------------------------------------------------------------------------------------------
Commitments and Contingency (Notes 2 and 9)
Minority Interest in Subsidiary (Note 2)                                                  1,537,047          1,932,171
----------------------------------------------------------------------------------------------------------------------
Shareholders' Equity (Notes 1 and 10):
  Preferred stock - $.10 par value; authorized 1,000,000 shares, none issued
  Common stock - $.10 par value; authorized 20,000,000 shares, issued
   6,375,616 shares and 6,355,516 shares, respectively                                      637,562            635,552
  Additional paid-in capital                                                             28,199,221         28,070,464
  Foreign currency translation adjustment (Note 1)                                         (405,304)             - 0 -
  Retained earnings                                                                       9,026,434          5,233,612
----------------------------------------------------------------------------------------------------------------------
                                                                                         37,457,913         33,939,628
  Less treasury stock: 300,000 shares at cost                                                 - 0 -              - 0 -
----------------------------------------------------------------------------------------------------------------------
      Shareholders' equity                                                               37,457,913         33,939,628
======================================================================================================================
      Total Liabilities and Shareholders' Equity                                        $91,865,086        $56,489,325
======================================================================================================================

                 The accompanying notes are an integral part of these statements

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF INCOME
================================================================================

Year ended December 31,                                                        1997             1996              1995
----------------------------------------------------------------------------------------------------------------------
Revenue (Notes 1, 11 and 12):
  Net sales                                                             $48,029,342      $33,140,074       $19,923,436
  Service revenue                                                        23,046,580       12,887,129         8,140,791

----------------------------------------------------------------------------------------------------------------------
                                                                         71,075,922       46,027,203        28,064,227
----------------------------------------------------------------------------------------------------------------------

Cost of goods sold and services performed:
  Cost of goods sold                                                     33,184,533       23,551,851        13,941,243
  Cost of services performed                                             17,514,025        7,165,232         3,739,544

----------------------------------------------------------------------------------------------------------------------
                                                                         50,698,558       30,717,083        17,680,787
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                             20,377,364       15,310,120        10,383,440

Selling, general and administrative expenses (Note 9)                    11,991,979        8,203,114         6,145,868
----------------------------------------------------------------------------------------------------------------------

Operating income                                                          8,385,385        7,107,006         4,237,572

Interest expense - net of interest income of $49,001, $129,970
 and $103,450, respectively (Notes 4, 6 and 7)                            2,601,367          920,379           989,264
----------------------------------------------------------------------------------------------------------------------

Income before provision for income taxes and minority
 interest in loss of consolidated subsidiary                              5,784,018        6,186,627         3,248,308

Provision for income taxes (Note 8)                                       2,213,792        2,445,000           722,488
----------------------------------------------------------------------------------------------------------------------

Income before minority interest in loss of consolidated
 subsidiary                                                               3,570,226        3,741,627         2,525,820

Minority interest in loss of consolidated subsidiary (Note 2)               222,596           63,828            --

======================================================================================================================
Net income                                                              $ 3,792,822      $ 3,805,455       $ 2,525,820
======================================================================================================================

Earnings per common share (Note 1):
  Basic                                                                 $       .62      $       .64       $       .53
  Diluted                                                               $       .61      $       .62       $       .50
======================================================================================================================

Shares used in computing earnings per common share (Note 1):
  Basic                                                                   6,069,954        5,967,987         4,784,402
  Diluted                                                                 6,232,490        6,169,734         5,064,299
======================================================================================================================

                 The accompanying notes are an integral part of these statements

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
================================================================================

                                                                                            Foreign        Retained
                                                                            Additional     Currency        Earnings        Total
                                                      Common Stock           Paid-in      Translation    (Accumulated  Shareholders'
                                                  Shares       Amount        Capital      Adjustment        Deficit)      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1995 (Note 10)            3,785,177     $378,518     $ 8,425,642            --     $(1,097,663)   $ 7,706,497

Net proceeds from sale of stock                 1,654,500      165,450      16,766,165            --              --     16,931,615

Net proceeds from exercise of stock warrants      591,389       59,139       1,070,978            --              --      1,130,117

Proceeds from exercise of stock options           106,500       10,650         369,562            --              --        380,212

Tax benefit related to incentive stock
  option plan (Note 8)                                 --           --          62,000            --              --         62,000

Issuance of common stock                           52,500        5,250         519,750            --              --        525,000

Net income                                             --           --              --            --       2,525,820      2,525,820
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995 (Note 10)          6,190,066      619,007      27,214,097            --       1,428,157     29,261,261

Net proceeds from exercise of stock warrants        1,200          120           2,280            --              --          2,400

Proceeds from exercise of stock options           149,250       14,925         612,337            --              --        627,262

Tax benefit related to incentive stock
  option plan (Note 8)                                 --           --          97,000            --              --         97,000

Issuance of common stock (Note 2)                  15,000        1,500         144,750            --              --        146,250

Net income                                             --           --              --            --       3,805,455      3,805,455
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996 (Note 10)          6,355,516      635,552      28,070,464            --       5,233,612     33,939,628

Proceeds from exercise of stock options            20,100        2,010         128,757            --              --        130,767

Aggregate translation adjustment -
 net of deferred taxes of $385,221                     --           --              --     $(405,304)             --       (405,304)

Net income                                             --           --              --            --       3,792,822      3,792,822

------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    6,375,616     $637,562     $28,199,221     $(405,304)     $9,026,434    $37,457,913
====================================================================================================================================

                 The accompanying notes are an integral part of these statements

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS

==================================================================================================================================
Year ended December 31,                                                                  1997             1996           1995
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $ 3,792,822      $ 3,805,455      $ 2,525,820
  Adjustments to reconcile net income to net cash provided by operating activities:
    Gain on sale of property and equipment                                               (56,069)              --               --
    Depreciation and amortization of property and equipment                            4,072,127        2,239,755        1,636,311
    Other amortization                                                                   855,139          689,364          449,917
    Deferred income taxes                                                              1,057,792          907,000          563,460
    Minority interest in subsidiary loss                                                (222,596)         (63,828)              --
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                                 (3,195,004)        (950,563)        (487,959)
      Increase in inventories                                                         (2,297,476)      (2,784,192)      (1,542,898)
      (Increase) decrease in prepaid expenses and other current assets                  (322,095)        (321,484)         121,963
      Increase (decrease) in accounts payable                                          3,209,572        1,209,351         (346,297)
      Increase in accrued expenses                                                       999,639          297,783          124,026
      (Decrease) increase in income taxes payable                                     (1,497,292)       1,185,518           55,000

----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                                       6,396,559        6,214,159        3,099,343
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                                 (13,118,642)      (7,943,314)      (4,784,136)
  Payments for acquisition of subsidiaries, net of cash acquired                     (14,938,640)      (8,111,149)        (880,214)
  Payment for technology rights                                                         (399,864)              --               --
  Proceeds from sale of property and equipment                                           277,500               --               --
  Increase in other assets                                                              (872,899)        (276,735)        (248,903)
  Investment in joint venture by minority interest (Note 2)                                   --        1,996,000               --
----------------------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                                         (29,052,545)     (14,335,198)      (5,913,253)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                                          --            2,400        1,182,778
  Proceeds from exercise of stock options                                                130,767          627,262          380,212
  Proceeds from sale of stock                                                                 --               --       19,233,563
  Payment of stock offering costs                                                             --               --       (2,301,948)
  Decrease in amount due to shareholders                                                      --               --         (500,887)
  Net proceeds (payments) under revolving credit                                       6,875,000               --       (1,565,000)
  Payments under capital leases                                                       (1,616,888)        (937,214)        (393,082)
  Payments under long-term debt                                                       (4,263,159)        (720,834)      (9,492,704)
  Proceeds from long-term debt                                                        20,343,727        7,760,000               --
  Payment of warrant offering costs                                                           --               --          (52,661)
  Cash received from equipment financing                                                      --          676,449               --
----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                      21,469,447        7,408,063        6,490,271
----------------------------------------------------------------------------------------------------------------------------------
Effect of foreign translation on cash                                                    (84,133)              --               --
----------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                             (1,270,672)        (712,976)       3,676,361
Cash and cash equivalents at beginning of year                                         3,531,099        4,244,075          567,714
==================================================================================================================================
Cash and cash equivalents at end of year                                             $ 2,260,427      $ 3,531,099      $ 4,244,075
==================================================================================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                         $ 2,654,318      $   934,883      $ 1,089,536
==================================================================================================================================
    Income taxes                                                                     $ 2,849,218      $   307,377      $    51,030
==================================================================================================================================
Supplemental schedule of noncash investing and financing activities:
  Machinery and equipment, net of trade-in, acquired under capital lease             $ 4,271,242      $ 3,523,264      $   972,560
==================================================================================================================================
  Issuance of common stock in connection with the acquisition of a
   subsidiary                                                                                 --      $   146,250      $   525,000
==================================================================================================================================
  Accrued amounts relating to acquisition of subsidiary                              $   621,248               --      $   625,000
==================================================================================================================================
  Notes payable in connection with the acquisition of a subsidiary                   $ 2,000,000               --               --
==================================================================================================================================

                 The accompanying notes are an integral part of these statements

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1. PRINCIPAL         The accompanying consolidated financial statements include
   BUSINESS          the accounts of Semiconductor Packaging Materials Co., Inc.
   ACTIVITIES AND    ("SPM") and its wholly owned and majority-owned
   SUMMARY OF        subsidiaries (collectively the "Company"). All significant
   SIGNIFICANT       intercompany transactions and balances have been
   ACCOUNTING        eliminated. As further described in Note 2, on January 2,
   POLICIES:         1996, the Company acquired Retconn Incorporated
                     ("Retconn"). Additionally, as described in Note 2, on August 28, 1996 the Company established International
                     Semiconductor Products Pte Ltd. ("ISP"), a joint venture with an unrelated third party. As further described in Note
                     2, on January 23, 1997 the Company acquired certain assets and assumed certain liabilities of Silicon Materials
                     Service and the common stock of Silicon Materials Service, B.V. (collectively "SMS") and on July 30, 1997, the Company acquired S.T. Electronics Inc. ("ST"). The results of operations of Retconn, SMS and ST are included in the Company's consolidated financial statements from the dates of acquisition and the results of operations of ISP are included in the Company's consolidated financial statements from the date operations commenced.

                     The Company primarily provides specialty materials and services to the microelectronic and semiconductor industries.

                     Revenue from the sale of products is generally recognized at the date of shipment to customers. Service revenue is recognized when the services are performed.

                     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

                     The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any loss on these accounts.

                     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments net of deferred taxes is reflected as a separate component of stockholder's equity until there is a sale or liquidation of the underlying foreign investment.

                     Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.

                     Deferred income taxes arise from differences in bases between tax reporting and financial reporting (see Note 8).

                     Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

                     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                     The excess of cost over fair value of net assets acquired (goodwill), amounting to approximately $21,615,000 and $15,903,000, at December 31, 1997 and 1996, respectively, is being amortized over periods ranging from 25 to 40 years using the

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     straight-line method (see Note 2). Accumulated amortization at December 31, 1997 and 1996 was approximately $1,827,000 and $1,087,000, respectively. The Company reviews the carrying value of goodwill for impairment, periodically or whenever events or changes in circumstances indicate that the amounts may not be recoverable. The review for recoverability includes an estimate by the Company of the future undiscounted cash flows expected to result from the use of the assets acquired and their eventual disposition. An impairment will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets.

                     Certain technology rights, proprietary rights and intellectual property, amounting to approximately $1,350,000 and $950,000 at December 31, 1997 and 1996,
                     respectively, are being amortized over periods ranging from 11 to 17 years using the straight-line method. Accumulated amortization at December 31, 1997 and 1996 was approximately $273,000 and $200,000, respectively.

                     The Company elected to measure compensation cost using APB Opinion No. 25 as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123 (see Note 10).

                     The Company adopted SFAS No. 128, Earnings per Share, beginning with the Company's fourth quarter of 1997. Earnings per share data for all prior years have been restated to conform to the provisions of this statement. Basic earnings per common share is computed using the weighted average number of shares outstanding. Diluted earnings per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of 162,536, 201,747 and 279,897 in 1997, 1996 and 1995,
                     respectively, were used in the calculation of diluted earnings per common share.

                     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The adoption of these statements, which are effective for fiscal years beginning after December 15, 1997, is not expected to have a material effect on the Company's consolidated financial statements.


2.  ACQUISITIONS     In connection with the Company's acquisition of Polese in
    AND              1993, for a period of 10 years from the date of
    INVESTMENTS:     acquisition, the former sole shareholder of Polese is
                     entitled to receive 10% of (1) the pretax profit from the Company's copper/tungsten product line after allocating operating costs, and (2) the proceeds of the sale, if any, by the Company of the powdered metal technology. Amounts due pursuant to this agreement will be charged to operations as incurred. Through December 31, 1997, no amounts have been charged to operations pursuant to this agreement.

                     Effective January 2, 1996, the Company acquired all of the common stock of Retconn for $5,933,000 in cash. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $1,132,000 in costs associated with the acquisition of Retconn, which included the issuance of 15,000 shares of the Company's common stock. The fair value of assets acquired, including approximately $4,696,000 allocated to goodwill, amounted to approximately $8,033,000 and liabilities assumed amounted to approximately $968,000.

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     On August 28, 1996, the Company invested $2,004,000 in ISP, a joint venture located in Singapore, for a 50.1% ownership interest.

                     Effective January 23, 1997, the Company acquired SMS for approximately $10,400,000 in cash plus the working capital of SMS as of January 23, 1997, approximating $2,572,000, in a business combination accounted for as a purchase. In addition, the Company incurred approximately $2,000,000 in costs in connection with the acquisition of SMS. The fair value of assets acquired, including approximately $2,923,000 allocated to goodwill, which is being amortized over 25 years, amounted to approximately $15,609,000 and liabilities assumed amounted to approximately $637,000. SMS provides silicon wafer polishing and reclamation services to the semiconductor industry.

                     On July 30, 1997, the Company acquired ST for $1,000,000 in cash plus approximately $54,000 based on ST's closing net worth and $2,000,000 in interest-bearing notes payable to the former shareholders of ST (see Note 6), in a business combination accounted for as a purchase. In addition, the Company incurred approximately $300,000 in costs associated with the acquisition of ST. The fair value of assets acquired, including approximately $2,788,000 allocated to goodwill, amounted to approximately $4,231,000 and liabilities assumed amounted to $877,000.


3.  INVENTORIES:     The components of inventories are as follows:

                     December 31,                        1997              1996
                     ----------------------------------------------------------

                     Precious metals              $ 1,675,850        $1,635,275
                     Non-precious metals           10,693,593         7,443,196

                     ==========================================================
                                                  $12,369,443        $9,078,471
                     ==========================================================

                     The Company has a consignment arrangement with a bank, as described in Note 9, which provides for the leasing of precious metals by the Company. The Company pays for these precious metals based on actual usage.


4. PROPERTY AND      Property and equipment, at cost, consist of the following:
   EQUIPMENT:

                                                                       Estimated
December 31,                           1997              1996        Useful Life
--------------------------------------------------------------------------------
Land                            $   642,280       $   642,280
Building and improvements         6,956,837         4,568,518     15 to 39 years
Machinery and equipment          37,108,060        17,027,786      4 to 15 years
Leasehold improvements            1,093,574           861,553     1.5 to 7 years
Furniture, fixtures and
  office equipment                1,798,819           875,509       4 to 7 years
Automobiles                         224,934            44,062            3 years
Construction-in-progress          4,369,843         3,125,118

--------------------------------------------------------------------------------
                                $52,194,347       $27,144,826
================================================================================

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     Included in machinery and equipment and
                     construction-in-progress is approximately $44,000 and $200,000, respectively, of capitalized interest for the year ended December 31, 1997.

                     Included in machinery and equipment and furniture, fixtures and office equipment are approximately $11,537,000 and $50,000, respectively, at December 31, 1997 and approximately $7,275,000 and $50,000, respectively, at December 31, 1996 of property acquired under capital leases. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $2,340,000 and $1,294,000 at December 31, 1997 and 1996,
                     respectively. The property held under these leases is collateral for the related capital lease obligations described in Note 7.


5. ACCRUED           Accrued expenses consist of the following:
   EXPENSES:

December 31,                                            1997                1996
--------------------------------------------------------------------------------

Accrued payroll bonuses and vacations             $1,062,280            $586,508
Other (all amounts are less than 5% of
 current liabilities)                              1,539,622             270,302
--------------------------------------------------------------------------------
                                                  $2,601,902            $856,810
================================================================================

6. SHORT-TERM        Short-term borrowings and long-term debt consist of the
   BORROWINGS        following:
   AND LONG-TERM
   DEBT:

December 31,                                             1997               1996
--------------------------------------------------------------------------------
Term loan (a)                                     $17,500,000 (g)     $6,000,000
Line of credit (b)                                  6,875,000 (g)             --
Term loan (c)                                       2,410,974 (h)             --
Term loan (d)                                       1,900,000 (h)             --
Term loan (e)                                       1,629,344 (h)             --
Term loan (f)                                       1,569,333 (g)      1,745,333
Other                                                 729,156 (h)        390,000

--------------------------------------------------------------------------------
Total short-term borrowings and long-term debt     32,613,807          8,135,333
Less current maturities                             5,943,937          1,416,000
--------------------------------------------------------------------------------
      Long-term debt                              $26,669,870         $6,719,333
================================================================================

                     (a) In conjunction with the acquisition of Retconn (see
                         Note 2), the Company entered into a term loan with a bank (the "Bank") on January 4, 1996 in the principal amount of $6,000,000. Through December 31, 1996, no principal payments were due and interest was payable monthly at the Bank's loan pricing rate. This loan was refinanced on January 23, 1997 when, in conjunction with the acquisition of SMS (see Note 2), the Company entered into a new term loan with the Bank in the principal amount of $21,000,000. The loan bears interest at the Eurodollar rate (5.9% at

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                         December 31, 1997) plus 2.25% and is payable in 60 consecutive monthly installments of $350,000, plus interest, which commenced on March 1, 1997.

                     (b) On January 23, 1997, the Company entered into a
                         $15,000,000 line of credit with the Bank. The line of credit expires in February 1999 and includes a standby letter of credit for ISP in the amount of $3,600,000. Interest is payable monthly at the lower of the Eurodollar rate plus 2.25% or the Bank's loan pricing rate (8.5% at December 31, 1997).

                     (c) In connection with the acquisition of machinery and
                         equipment, the Company entered into two term loans with a foreign bank in 1997 in the aggregate principle amounts of approximately $2,411,000. These loans bear interest at interest rates of 3.5% and 6.75% and each are payable in 60 equal monthly installments commencing March 1998.

                     (d) As described in Note 2, the Company issued notes
                         payable to the former shareholders of ST. The notes bear interest, payable quarterly, at 7% per annum. The principal on the notes is payable in 20 consecutive quarterly installments of $100,000, which commenced November 1, 1997.

                     (e) In connection with the acquisition of a building, the
                         Company entered into a term loan with a foreign bank in 1997 in the principal amount of approximately $1,629,000. The loan bears interest at 6.75% and is payable in 108 equal monthly installments commencing January 1998.

                     (f) In conjunction with the acquisition of a building, the
                         Company entered into a term loan with the Bank on November 4, 1996 in the principal amount of $1,760,000. The loan bears interest at the Bank's loan pricing rate and is payable in 120 consecutive monthly installments of $14,667, plus interest, which commenced on December 1, 1996.

                     (g) Because the interest rates will change with changes in the prime rate and the Eurodollar rate, the fair value of the bank debt is equal to the carrying amount.

                     (h) Based on market rates currently available to the
                         Company for loans with similar terms and maturities, the fair value of the long-term debt does not vary significantly from the carrying amount.

                     Maturities of long-term debt are as follows:

                     Year ending December 31,

                                1998                                 $ 5,943,937
                                1999                                  12,458,326
                                2000                                   5,439,237
                                2001                                   5,439,237
                                2002                                   1,839,237
                             Thereafter                                1,493,833
                     -----------------------------------------------------------
                                                                     $32,613,807
                     ===========================================================

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     The above bank loan agreements provide, among other things, that the Company is subject to restrictions related to the issuance of additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. In addition, the above loans are collateralized by a blanket lien on substantially all the Company's assets.


7. OBLIGATIONS       The Company is the lessee of property and equipment
   UNDER CAPITAL     acquired under capital leases expiring in various years
   LEASES:           through 2002.

                     Future lease payments under capital leases are as follows:

                     Year ending December 31,

                                1998                                  $2,732,256
                                1999                                   2,468,661
                                2000                                   2,283,786
                                2001                                   1,597,960
                                2002                                     625,019
                     -----------------------------------------------------------
                                                                       9,707,682
                     Less amount representing interest                 1,518,427
                     -----------------------------------------------------------

                                                                       8,189,255
                     Less current portion                              2,142,363

                     ===========================================================
                                                                      $6,046,892
                     ===========================================================


                     Interest rates on these capital leases average 9% per annum.


8. INCOME TAXES:     The provision for income taxes for the years ended December
                     31, 1997, 1996 and 1995 consists of the following components:

                     Year ended December 31,    1997          1996          1995
                     -----------------------------------------------------------

                     Current:
                       Federal           $   907,000     $1,348,000    $  82,681
                       State                 249,000        190,000       76,347

                     Deferred:
                       Federal               947,792        742,500      548,807
                       State                 210,000        164,500       14,653
                       Foreign              (100,000)            --           --

                     ===========================================================
                                          $2,213,792     $2,445,000     $722,488
                     ===========================================================

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                     The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year ended December 31,                            1997        1996        1995
--------------------------------------------------------------------------------

Tax at federal statutory rate                      34.0%       34.0%       34.0%
State income taxes, net of federal tax benefit      5.0         3.8         1.8
Effect of permanent differences                     1.4         1.1          --
Effect of net operating loss carryforward            --          --       (13.6)
Other                                              (2.1)          .6          --

================================================================================
                                                   38.3%       39.5%       22.2%
================================================================================


                     The tax effects of temporary differences that give rise to the net long-term deferred tax liability are presented below:

December 31,                                                  1997          1996
--------------------------------------------------------------------------------

Accelerated depreciation                                $1,674,000    $  613,000
Basis differences in amortization of intangibles           954,252       857,460
Undistributed earnings (loss) in foreign subsidiaries     (100,000)           --
Accumulated translation adjustment                        (385,221)           --

================================================================================
                                                        $2,143,031    $1,470,460
================================================================================


                     The Company files a consolidated federal income tax return which includes the results for all its domestic subsidiaries and separate state and local income tax returns.

                     For the years ended December 31, 1996 and 1995, the Company recognized for income tax purposes a tax benefit of $97,000 and $62,000, respectively, for compensation expense related to its incentive stock option plan for which no corresponding charge to operations has been recorded. Such amounts have been added to additional paid-in capital for the years ended December 31, 1996 and 1995. No tax benefit was recorded for the year ended December 31, 1997.


9. COMMITMENTS,      The Company has noncancelable operating leases expiring
   CONTINGENCIES     through 2004 for the rental of office and manufacturing
   AND RELATED       facilities. The leases also require payments for real
   PARTY             estate taxes and other operating costs. The Company also
   TRANSACTIONS:     leases land at one of its foreign subsidiaries. This lease expires in January 2026 with an option to renew for an additional 29 years.

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     Approximate minimum future rental payments, exclusive of payments for real estate taxes and other operating costs under these leases, are as follows:

                     Year ending December 31,

                            1998                                      $  706,000
                            1999                                         627,000
                            2000                                         527,000
                            2001                                         509,000
                            2002                                         523,000
                         Thereafter                                    2,028,000
                     -----------------------------------------------------------
                                                                      $4,920,000
                     ===========================================================

                     Rent expense charged to operations for the years ended December 31, 1997, 1996 and 1995 amounted to approximately $669,000, $466,000 and $440,000, respectively.

                     During 1997, a company owned by the former sole shareholder of Polese acquired machinery and equipment from the Company for $254,000. The Company recognized a $46,000 gain on this sale.

                     The Company has employment agreements with five shareholders (the "Shareholders"), and six other employees, expiring in various years through 2000. The approximate aggregate commitment for future salaries, excluding bonuses, under these employment agreements is as follows:

                     Year ending December 31,

                            1998                                      $1,385,000
                            1999                                       1,105,000
                            2000                                         386,000

                     -----------------------------------------------------------
                                                                      $2,876,000
                     ===========================================================


                     The Shareholders have agreed not to engage in a business that is competitive with the Company during the term of their agreement and for a period of one year thereafter.

                     On December 23, 1996, the Company entered into a consignment agreement (the "Consignment Agreement") with a bank which expires December 23, 1998. Under the Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,000 troy ounces of gold or gold having a market value of $2,700,000. At December 31, 1997, the Company's obligation under the Consignment Agreement was approximately 4,502 troy ounces of gold valued at approximately $1,302,000. The Consignment Agreement requires the Company to pay a consignment fee of 3.25% per annum based upon the value of all gold consigned to the Company.

                     The Company has capital commitments at December 31, 1997 of approximately $953,000 for the acquisition of machinery and equipment.

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     The Company received notice on January 5, 1998 that a shareholder class action was filed during 1997 against the Company, its Chief Executive Officer and its Chief Financial Officer. The complaint alleges, among other things, that the Company, intentionally or recklessly, failed to disclose adverse material financial information regarding its business in the fourth quarter of 1996. The management of the Company believes the action is without merit and intends to defend it vigorously.

                     Separately, the Securities and Exchange Commission (the "SEC") is conducting a private investigation pursuant to a formal order to determine whether any persons may have violated the federal securities laws in connection with the purchase or sale of the Company's securities prior to the December 30, 1996 announcement relating to its anticipated financial results for the fourth quarter of fiscal 1996. As a general matter, the SEC takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Company is cooperating fully with the SEC in its investigation.


10. CAPITAL          The Company has an incentive stock option plan (the
    TRANSACTIONS:    "Incentive Plan"), as amended, in which 600,000 common
                     shares have been reserved for future issuance. The
                     Incentive Plan provides for the sale of shares to employees of the Company at a price not less than the fair market value of the shares on the date of the option grant, provided that the exercise price of any option granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of the option grant.
                     The term of each option and the manner of exercise is determined by the board of directors, but in no case can the options be exercisable in excess of 10 years beyond the date of grant. In May 1995, the Company adopted a nonqualified stock option plan (the "Nonqualified Plan") under which 100,000 shares have been reserved for future issuance.

                     At December 31, 1997, options to purchase 590,800 and 50,000 shares, respectively, of common stock (excluding lapsed shares) have been granted under the Incentive Plan and the Nonqualified Plan since the inception of both plans. In addition, at December 31, 1997, options to purchase 280,000 shares of common stock have been granted outside the Incentive Plan and the Nonqualified Plan at a price equal to the fair market value of the shares at the date of grant.

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

A summary of the status of the Company's options as of December 31, 1997, 1996 and 1995, and changes during the years then ended is presented below:

December 31,               1997                1996                   1995
--------------------------------------------------------------------------------

                              Weighted-           Weighted-            Weighted-
                               Average             Average              Average
                              Exercise            Exercise             Exercise
                     Shares     Price    Shares     Price    Shares      Price
--------------------------------------------------------------------------------

Outstanding at
 beginning of year   510,000    $7.00    408,000    $4.86     415,500     $3.65
Canceled             (23,000)    8.06     (5,500)    7.84     (14,000)     4.70
Granted              178,050     9.55    256,750     8.81     113,000      8.04
Exercised            (20,100)    6.37   (149,250)    4.22    (106,500)     3.53

================================================================================
Outstanding at end
 of year             644,950    $7.69    510,000    $7.00     408,000     $4.86
================================================================================

Options exercisable
 at year-end         499,900             332,250              323,000
================================================================================

Weighted-average
 fair value of
 options granted
 during the year       $4.88               $4.39                $4.08
================================================================================

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                             Options Outstanding           Options Exercisable
                   ------------------------------------  -----------------------
                      Number     Weighted-                  Number
                    Outstanding    Average    Weighted-   Exercisable  Weighted-
                        at        Remaining    Average        at        Average
   Range of        December 31,  Contractual  Exercise   December 31,  Exercise
Exercise Prices        1997         Life        Price        1997        Price
--------------------------------------------------------------------------------
$  1.85 - $  3.88      39,750        2.5       $ 3.29        39,750     $ 3.29
$  4.26 - $  6.25     150,000        1.8         4.74       150,000       4.74
$  7.69 - $  8.46     249,400        7.2         8.11       156,650       8.18
$  8.88 - $ 10.63     150,500        6.5         9.42       128,500       9.42
$ 11.38 - $ 13.50      55,300        7.5        12.20        25,000      12.56

================================================================================
$  1.85 - $13.50      644,950        5.5       $ 7.69       499,900     $ 7.30
================================================================================


The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and earnings per common share for the years ended December 31, 1997, 1996 and 1995 would approximate the pro forma amounts indicated in the table below.

Year ended December 31,                    1997             1996            1995
--------------------------------------------------------------------------------

Net income - as reported             $3,792,822       $3,805,455      $2,525,820
================================================================================

Net income - pro forma               $3,244,697       $3,117,371      $2,250,564
================================================================================

Earnings per share - as reported:
  Basic                              $      .62       $      .64      $      .53
  Diluted                            $      .61       $      .62      $      .50
================================================================================

Earnings per share - pro forma:
  Basic                              $      .53       $      .52      $      .47
  Diluted                            $      .52       $      .51      $      .44
================================================================================

                     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1997, 1996 and 1995, respectively: expected volatility of 57%, 56.9% and 61.1%, respectively; risk-free interest rate of 6.3%, 5.8% and 6.4%, respectively; and expected lives of 3.5 years, 4.2 years and 4.2 years, respectively.

                     In January 1995, the Company notified all registered holders of its redeemable warrants, registered by the Company in February 1994, that the expiration date of the warrants would be accelerated from February 7, 1997 to February 23, 1995. The proceeds received were used for general corporate and working capital purposes.

                     On July 27, 1995, the Company completed a registration statement on Form SB-2 and received net proceeds of approximately $16,932,000 after deducting underwriting discounts and expenses of the offering of approximately $2,302,000.


11. MAJOR            For the years ended December 31, 1997 and 1996,
    CUSTOMERS:       respectively, one customer accounted for approximately 11%
                     of the Company's total revenue. For the year ended December
                     31, 1995, two customers accounted for approximately 16% and 11%, respectively, of the Company's total revenue.


12. EXPORT           For the years ended December 31, 1997 and 1996,
    REVENUE:         respectively, export revenue to unaffiliated customers
                     amounted to approximately 15% and 10% of the Company's total revenue.

                                     SEMICONDUCTOR PACKAGING MATERIALS CO., INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

13. PRO FORMA        The following summarized pro forma consolidated statement
    FINANCIAL        of income (unaudited) assumes the acquisition of the
    INFORMATION      business of SMS as if it had occurred on January 1, 1996:
    (unaudited):


                     Revenue                                         $61,532,776
                     ===========================================================

                     Net income                                      $ 3,980,853
                     ===========================================================

                     Earnings per common share:
                       Basic                                         $       .67
                       Diluted                                       $       .65
                     ===========================================================

                     Shares used in computing earnings per
                       common share:


                       Basic                                           5,967,987
                       Diluted                                         6,169,734
                     ===========================================================

                     This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the assumed date, nor is it necessarily indicative of future operating results.

                     The effect of the operations of ST from January 1 to December 31, 1996 and of the operations of SMS and ST from January 1, 1997 to the dates of acquisition on the Company's results of operations for the years ended December 31, 1996 and 1997, respectively, were not material. Accordingly, the related pro forma information has not been presented.


14. ALLOWANCE        Information relating to the allowance for doubtful accounts
    FOR DOUBTFUL     is as follows:
    ACCOUNTS:


                              Balance at   Charged to                  Balance
                               Beginning    Costs and                   at End
Description                     of Year     Expenses    Deductions     of Year
-------------------------------------------------------------------------------

Allowance for
 doubtful accounts:
  Year ended December 31,

           1995                 $ 83,000    $ 55,000     $52,000 (a)    $ 86,000
================================================================================

           1996                 $ 86,000    $ 66,000     $ 9,000 (a)    $143,000
================================================================================

           1997                 $143,000    $103,000     $65,000 (a)    $181,000
================================================================================


                     (a) Write-off of uncollectible accounts receivable.

                                   SIGNATURES
                                   ----------


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



Dated:  March 20th, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


 /s/ Gilbert D. Raker                                           March 20, 1998
---------------------------------
Gilbert D. Raker, Chief Executive
Officer, President, Chairman of
the Board of Directors and Director

 /s/ Frank J. Polese                                            March 20, 1998
---------------------------------
Frank J. Polese, Vice Chairman

and Director

 /s/ Kenneth J. Huth                                            March 20, 1998
---------------------------------
Kenneth J. Huth, Executive Vice
President

 /s/ Andrew A. Lozyniak                                         March 20, 1998
---------------------------------
Andrew A. Lozyniak, Executive Vice
President, Treasurer and Secretary

 /s/ Mark A. Pinto                                              March 20, 1998
---------------------------------
Mark A. Pinto, Director

 /s/ John U. Moorhead, II                                       March 20, 1998
---------------------------------
John U. Moorhead, II, Director

 /s/ Steven B. Sands                                            March 20, 1998
---------------------------------
Steven B. Sands, Director

 /s/ Richard D. Fain                                            March 20, 1998
---------------------------------
Richard D. Fain, Director

Exhibit 22 - List of Subsidiaries of the Company


Polese Company, Inc

Type III, Inc.

American Silicon Products, Inc.

Retconn Incorporated

S.T. Electronics, Inc.

SPM Holdings Corporation

American Silicon Products, B. V.

International Semiconductor Products Pte Ltd.