Form 10-Q
period 1998-03-31
SEMX CORP
filed 1998-05-14
CIK 880858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10938

                                SEMX CORPORATION
         (formerly known as SEMICONDUCTOR PACKAGING MATERIALS CO., INC.)
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

                        (1) Yes [X]              No [ ]

                        (2) Yes [X]              No [ ]

            The number of shares outstanding of the Registrant's sole class of common stock, as of March 31, 1998 was 6,071,416 shares.

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Index to Financial Statements                                   Page
            -----------------------------                                   ----
            Consolidated Balance Sheet at
            March 31, 1998 and December 31, 1997                               3

            Consolidated Statement of Operations and
            Comprehensive Income (Loss)for the three months
            Ended March 31, 1998 and 1997                                      4

            Consolidated Statement of Cash Flows
            for the three months ended
            March 31, 1998 and 1997                                            5

            Consolidated Statement of Shareholders' Equity
            for the three months ended March 31, 1998                          6

            Notes to Consolidated Financial Statements                         7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8-11

PART II     OTHER INFORMATION                                                 12

Item 1      Legal Proceedings

Items 2-5   N/A

Item 6      Exhibits and Reports on Form 8-K
                  (a) Exhibits
                  (b) 8-K filed on January 6, 1998

SIGNATURE PAGE                                                                13

EXHIBITS

                        SEMX Corporation and Subsidiaries
                           Consolidated Balance Sheet

                                                                      March 31         December 31,
ASSETS                                                                  1998              1997
                                                                    (Unaudited)
                                                                    ------------      ------------
Current Assets:
 Cash  and cash equivalents                                         $  2,062,169      $  2,260,427
 Accounts receivable, less allowance for doubtful
 Accounts of $210,000 and  $181,000 , respectively                    11,391,736        10,788,224
 Inventories                                                          13,609,930        12,369,443
 Prepaid expenses and other current assets                             2,635,333         2,078,718
                                                                    ------------      ------------
Total current assets                                                  29,698,868        27,496,812
                                                                    ------------      ------------

Property and Equipment-at cost, net of accumulated
Depreciation and amortization of $11,494,390
And $10,163,430, respectively                                         42,719,536        42,030,917
                                                                    ------------      ------------

Other Assets-net of accumulated amortization
 Technology rights and intellectual property                           1,057,536         1,077,389
 Goodwill                                                             19,532,953        19,788,249
 Other                                                                 1,440,430         1,471,719
                                                                    ------------      ------------

Total other assets                                                    22,030,919        22,337,357
                                                                    ------------      ------------

Total Assets                                                        $ 94,449,323      $ 91,865,086
                                                                    ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                   $  6,135,138      $  7,322,131
 Accrued expenses                                                      4,517,979         2,601,902
 Current portion of obligations under capital leases                   2,251,846         2,142,363
 Current portion of long-term debt                                    16,399,516         5,943,937
                                                                    ------------      ------------

Total current liabilities                                             29,304,479        18,010,333
                                                                    ------------      ------------

Deferred income taxes                                                  2,005,081         2,143,031
Long-term debt                                                        19,010,908        26,669,870
Obligations under capital leases                                       5,984,121         6,046,892
                                                                    ------------      ------------

Total Liabilities                                                     56,304,589        52,870,126
                                                                    ------------      ------------

Minority Interest in Subsidiary                                        1,404,033         1,537,047

Shareholders' Equity:
 Preferred stock-$.10 par value; authorized 1,000,000
  Shares, none issued
 Common stock-$.10 par value; authorized 20,000,000
 Shares, issued 6,375,616 shares                                         637,562           637,562
 Additional paid-in-capital                                           28,199,221        28,199,221
 Accumulated other comprehensive income                                 (431,600)         (405,304)
 Retained earnings                                                     8,367,829         9,026,434
                                                                    ------------      ------------
                                                                      36,773,012        37,457,913
 Less: Treasury stock:304,200 and 300,000 shares, respectively,
   at cost                                                                32,311                 0
                                                                    ------------      ------------
Shareholders' Equity                                                  36,740,701        37,457,913
                                                                    ------------      ------------
Total Liabilities And Shareholders' Equity                          $ 94,449,323      $ 91,865,086
                                                                    ============      ============

                 See Notes to Consolidated Financial Statements

                        SEMX Corporation and Subsidiaries
      Consolidated Statement of Operations and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                                               For The Three Months
                                                                                                  Ended March 31,
                                                                                              1998               1997
                                                                                          ------------------------------
Net Sales                                                                                 $ 14,453,376      $  9,038,374
Service Revenue                                                                              5,438,256         4,868,491
                                                                                          ------------      ------------
   Total Revenue                                                                            19,891,632        13,906,865
                                                                                          ------------      ------------

Cost of Goods Sold                                                                           9,792,579         6,553,663
Cost of Services Performed                                                                   4,642,462         3,439,919
                                                                                          ------------      ------------
   Total Cost of Goods Sold and Services Performed                                          14,435,041         9,993,582
                                                                                          ------------      ------------

Gross Profit                                                                                 5,456,591         3,913,283

Selling, General and Administrative Expenses                                                 3,931,417         2,711,051
Restructuring Charge                                                                         1,950,000                 0
                                                                                          ------------      ------------
Operating Income (Loss)                                                                       (424,826)        1,202,232

Interest Expense (Net)                                                                         818,404           516,250
                                                                                          ------------      ------------

Income (Loss) Before Provision (Credit) for Income
  Taxes and Minority Interest in Loss of Consolidated Subsidiary                            (1,243,230)          685,982
Provision (Credit) for Income Taxes                                                           (451,611)          280,572
                                                                                          ------------      ------------
Income (Loss) Before Minority Interest in Loss of Consolidated Subsidiary                     (791,619)          405,410

Minority Interest in Loss of Consolidated Subsidiary                                           133,014            75,832
                                                                                          ------------      ------------
Net Income (Loss)                                                                         $   (658,605)     $    481,242
                                                                                          ============      ============

Other Comprehensive Income:
 Foreign currency translation net of tax benefit of $13,546 and $52,594, respectively          (26,296)          (78,891)
                                                                                          ------------      ------------

Comprehensive Income                                                                      $   (684,901)     $    402,351
                                                                                          ============      ============

Net Income (Loss) per Common Share (2)                                                    $       (.11)     $        .08
                                                                                          ============      ============

Weighted Average Number of Common
Shares Outstanding - Basic                                                                   6,075,616         6,065,534
Weighted Average Number of Common
Shares Outstanding - Diluted                                                                 6,075,616         6,214,891

                 See Notes to Consolidated Financial Statements

                        SEMX Corporation and Subsidiaries
                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                                       For The Three Months
                                                                          Ended March 31,
                                                                    1998                1997
                                                                 ----------         -----------
Cash Flows From Operating Activities:

Net Income                                                       $ (658,605)       $   481,242
 Adjustments To Reconcile Net Income To Net
 Cash Used In Operating Activities:
  Gain on Sales of Property and Equipment                                              (45,657)
  Depreciation And Amortization of Property And Equipment         1,295,009            997,341
  Other Amortization                                                260,782            183,563
  Deferred Income Taxes                                            (137,950)
  Minority Interest in Subsidiary Loss                             (133,014)          (114,975)
 Changes In Operating Assets And Liabilities:
  Increase In Accounts Receivable                                  (603,610)          (374,047)
  Increase In Inventory                                          (1,234,354)          (516,838)
  (Increase) Decrease In Prepaid Expenses And
  Other Current Assets                                             (100,851)           541,440
  Increase (Decrease) In Accounts Payable                        (1,199,587)         1,102,990
  Increase In Accrued Expenses                                    1,910,470             70,009
  Decrease in Income Taxes Payable                                 (489,867)        (1,336,955)
                                                                 ----------        -----------

Net Cash Provided By (Used In) Operating Activities              (1,091,487)           988,113
                                                                 ----------        -----------

Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                              (1,109,580)        (7,047,773)
 Proceeds From Sale of Property and Equipment                                          260,105
 (Increase) Decrease In Other Assets                                 47,697           (661,270)
 Acquisition of Subsidiary                                                         (13,023,013)
                                                                 ----------        -----------

Net Cash Used In Investing Activities                            (1,061,883)       (20,471,951)
                                                                 ----------        -----------

Cash Flows From Financing Activities:
 Purchase of Treasury Stock                                         (32,311)
 Proceeds From Exercise Of Stock Options                                                88,049
 Proceeds From Long-Term Debt                                                       15,000,000
 Borrowing Under Revolving Credit                                 3,050,000          1,300,000
 Payment Under Capital Leases                                      (507,796)          (343,677)
 Payment Under Term Loan Agreements                              (1,211,091)          (454,000)
 Borrowing under Term Loan Agreements                               620,900          1,995,073
 Increase in Other Notes Payable                                     45,564            386,621
                                                                 ----------        -----------

Net Cash Provided By Financing Activities                         1,965,266         17,972,066
                                                                 ----------        -----------
Effect of Exchange Rate Change on Cash                              (10,154)           (57,228)

Net Decrease In Cash                                               (198,258)        (1,569,000)
Cash At Beginning Of Period                                       2,260,427          3,531,099
                                                                 ----------        -----------

Cash At End Of Period                                            $2,062,169        $ 1,962,099
                                                                 ==========        ===========
Supplemental schedule of noncash investing and
  financing activity:
    Machinery and equipment acquired under capital leases        $  551,500        $         0


                 See Notes to Consolidated Financial Statements

                        SEMX Corporation and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                    For the three months ended March 31, 1998
                                   (Unaudited)

                                                                   ACCUMULATED
                                                   ADDITIONAL         OTHER                                               TOTAL
                           COMMON STOCK             PAID-IN       COMPREHENSIVE   RETAINED        TREASURY STOCK       SHAREHOLDERS'
                       SHARES         AMOUNT        CAPITAL          INCOME*      EARNINGS      SHARES       AMOUNT       EQUITY
                      ---------     ---------     ------------     ---------     ----------    --------     --------   -------------
Balance at
January 1, 1998       6,375,616     $ 637,562     $ 28,199,221     $(405,304)    $9,026,434    (300,000)    $      0    $37,457,913

Purchase of                                                                                      (4,200)     (32,311)       (32,311)
Treasury Stock

Net Income (Loss)                                                                  (658,605)                               (658,605)

Other
Comprehensive
Income *                                                             (26,296)                                               (26,296)

------------------------------------------------------------------------------------------------------------------------------------
Balance at
March 31, 1998        6,375,616     $ 637,562     $ 28,199,221     $(431,600)    $8,367,829    (304,200)    $(32,311)   $36,740,701
                      =========     =========     ============     =========     ==========    ========     ========    ===========

                 See Notes To Consolidated Financial Statements

* Other Comprehensive Income is inclusive of the Foreign Currency Translation Adjustment.

                        SEMX Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiary. The consolidated balance sheet as of March 31, 1998, the consolidated statement of operations and comprehensive income for the three months ended March 31, 1998 and 1997, the consolidated statement of cash flows for the three months ended March 31, 1998 and 1997 and the consolidated statement of shareholders' equity for the three months ended March 31, 1998, have been prepared by the Company and are Unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

2. Earnings per share - Earnings per share for the periods presented are computed on a basic and diluted basis in accordance with SFAS No. 128. Basic earnings per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share is computed using the weighted average number of common shares outstanding plus the shares that would be outstanding assuming the exercise of employee stock options and stock warrants during the periods presented. Earnings per share for the periods ending March 31, 1998 and March 31, 1997 are the same for both basic and diluted earnings per share.

3. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. The Company has elected to adopt SFAS 130 effective January 1, 1998.

4. See the Company's Annual Report and Form 10-K for the year ended December 31, 1997 for additional disclosures relating to the Company's financial statements.

5. On January 23, 1997, American Silicon Products, Inc. ("ASP"), a wholly owned subsidiary of the Company, acquired all of the assets of Silicon Materials Service of Garland, Texas and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. (collectively "SMS"), a company which polishes and reclaims silicon wafers for a purchase price of approximately $12,972,000 in cash. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $2,000,000 of costs associated with the acquisition of SMS. The fair value of the assets acquired, including approximately $2,923,000 allocated to goodwill, which is being amortized over 25 years, amounted to $15,609,000 and liabilities assumed amounted to $637,000. On April 17, 1998 the Company announced the restructuring of its Semiconductor Services Group, including the closing of the Garland, Texas plant of ASP, a wholly owned subsidiary of SEMX Corporation. A restructuring charge of $1,950,000 has been taken against Operating Income in the month of March 1998 and is reflected in the presented quarterly financials.

6. Effective July 30, 1997, Retconn Incorporated ("Retconn"), a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc. ("S.T."), a company which manufactures and markets custom cable and cable harness assemblies for $1,000,000 in cash plus approximately $54,000 based on S.T.'s closing net worth and $2,000,000 in notes. In addition, Retconn acquired certain proprietary rights from the S.T. shareholders for $200,010. The notes are payable in twenty equal quarterly installments which began on November 1, 1997 together with interest on the unpaid principal at the rate of 7% per annum. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $300,000 in estimated closing expenses. The fair value of the assets acquired, including $2,788,000 allocated to goodwill, which is being amortized over 25 years, amounted to $4,231,000 and liabilities assumed amounted to $877,000.

7. Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"), is 50.1% owned by the Company, 39.9% owned by a holding company, Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte Ltd.

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

RESULTS OF OPERATIONS (for the three month periods ended March 31, 1998 compared to the three month period ended March 31, 1997)

Total revenue for the three month period ended March 31, 1998 increased $5,985,000, or 43%, over the comparable 1997 period.

In the three month period ended March 31, 1998, sales by the Company's Materials Group increased $5,415,000, or 60%, over the comparable 1997 period. The sales growth at the Company's Materials Group was due to a $2,786,000, or 94% increase at Polese Company, an increase of $1,902,000, or 61% at Retconn, which includes sales of $1,158,000 from S.T. Electronics and an increase at the parent company of $727,000, or 24% from the comparable 1997 period. In 1998, the sales increase in the Materials Group was primarily due to an increase in demand for its products by the communication and computer industries. In the three month period ended March 31, 1998, revenue derived from the Company's Services Group increased $570,000, or 12% , over the comparable 1997 period. The Services Group revenue in the three month period ended March 31, 1998, from ASP's Rhode Island and Netherlands operations, increased a total of $423,000 while revenues at ASP's Texas operation decreased $90,000 from the comparable 1997 period. Further, ASP's Netherlands and Texas operations were acquired on January 23, 1997 and, therefore, revenues in the first quarter of 1997 were only included from the time of acquisition as compared to a full three month period in 1998. Given the recent numerous announcements of semiconductor companies regarding reduced levels of business, closing of selected facilities and anticipation of a prolonged weak market, on April 17, 1998, the Company announced that it was closing its Texas operation and would consolidate all of ASP's domestic business in its Rhode Island facility. The Company decided to close its Texas operation to, among other things, improve the profitability of its Services Group.

At March 31, 1998, the Company's consolidated backlog was $18,719,000, which represents a 9% decrease since the beginning of the year. The decrease in backlog occurred principally at Polese Company due to the seasonality of its recreational product line and from a slow down in orders from one of its customers who services the communications industry. For the three months ended March 31, 1998 and 1997, direct sales of the Company's products into foreign markets accounted for 13% and 15%, respectively, of consolidated revenue. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V.") and in Singapore, International Silicon Products Pte. Ltd. ("ISP"). In the three month period ended March 31, 1998, the Company derived $803,000 of revenue from ASP B.V. and $237,000 of revenue from ISP. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars as well as the local currencies (Singapore Dollars and Dutch Guilders). The Company believes that its revenue has been, and will be, affected by the cyclical nature of the industries it serves.

Gross profit for the three month period ended March 31, 1998 increased $1,543,000, or 39%, from the comparable 1997 period. Gross profit in the three month period ended March 31, 1998 from the Company's Materials Group, increased $2,176,000 or 88%, from the comparable 1997 period primarily due to increased sales volume and improved margins at Polese Company and Retconn. Gross profit from the Company's Services Group decreased $633,000, or 44%, from the comparable 1997 period. While gross profit increased at ASP's Rhode Island operation and remained constant at ASP's Netherlands operation, gross profit decreased $514,000 at ASP's Texas operation and decreased $141,000 at ISP from the comparable 1997 period. As a result of the foregoing, gross margins in 1998 increased at the Materials Group from 27% to 32% and decreased from 29% to 15% at the Services Group from the comparable 1997 period.

Selling, general and administrative ("SG&A") expenses in the three month period ended March 31, 1998 increased $3,170,000, or 117% over the comparable 1997 period. This increase includes a restructuring charge of $1,950,000 associated with the closing of ASP's Texas operation and the relocation of its equipment and other assets to ASP's operations in Rhode Island and the Netherlands. Excluding the restructuring charge, SG&A increased $1,220,000, or 45%, over the comparable 1997 period primarily due to higher revenues and additional organizational infrastructure in the 1998 period. SG&A expenses as a percentage of revenue increased to 20%, excluding the restructuring charge, in the three month period ended March 31, 1998 as compared to 19%, in the comparable 1997 period.

Net interest expense for the three month period ended March 31, 1998 increased $302,000 from the comparable 1997 period primarily as the result of increased borrowings under the Company's revolving credit facility to support the working capital needs of the Company and due to increased interest costs associated with capital lease obligations.

March 1998 results provide for a credit for income taxes amounting to $452,000, which includes a $759,000 income tax credit associated with the restructuring charge. This compares to a $320,000 provision in the comparable 1997 period.

In the three month periods ended March 31, 1998 and 1997, the Company has included a loss associated with ISP in its income (loss) before minority interest in loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income.

As a result of the foregoing, net income decreased $1,140,000 in the three month period ended March 31, 1998 from the comparable 1997 period and resulted in a loss for the period of $659,000. Excluding the restructuring charge, net of tax, net income in the 1998 period would have been $532,000 as compared to $481,000 in the comparable 1997 period.

Year 2000

The Company is currently addressing the potential problems associated with Year 2000 computer compliance (some computers and software are unable to "read" the year 2000), and has designed a program, under the direction of the Information Technology (IT) Manager, to address compliance with Year 2000 both internally, including all subsidiaries, and externally, including critical suppliers and customers. All aspects of computer hardware and software are being reviewed and upgraded as required to meet the demands of Year 2000. Based on preliminary information, the cost of addressing the potential problem will not have a material impact on future revenue and earnings growth. However, if the Company, its suppliers or customers are unable to address and resolve the problem within set time constraints, it could result in a material impact on the Company's results of operations.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its capital needs through the proceeds of its public equity offerings, capital leases, its revolving credit facility and term loans from banks led by First Union Bank (the "Bank") and cash flow from operations. At March 31, 1998, the Company had cash and cash equivalents of $2,062,000 and had an available balance on its revolving credit facility of $1,971,000.

Net cash used in operating activities in the three month period ended March 31, 1998 amounted to $1,091,000 as compared to net cash provided by operating activities $988,000 in the comparable 1997 period. While cash provided by net income and adjustments to reconcile net income to net cash used in operating activities in the 1998 period decreased $875,000, due to the $1,191,000 (net of tax) restructuring charge, from the comparable 1997 period, cash used to support changes in operating assets and liabilities increased $1,204,000 in the three month period ended March 31, 1998 from the comparable 1997 period. In the three month period ended March 31, 1998, the Company used $1,838,000 as compared to using $891,000 in the three month period ended March 31, 1997 of cash derived from operations to fund increases in accounts receivable and inventory. The increases in the Company's account receivable and inventory were made to support increased revenues. In the three month period ended March 31, 1998, accounts payable decreased $1,200,000 primarily due to a reduction in payables at ISP and Retconn, which payables were higher than normal at December 31, 1997, as compared to increasing $1,103,000 in the comparable 1997 period. In the three month period ended March 31, 1998, accrued expenses increased $1,910,000 as compared to increasing $70,000 in the comparable 1997 period. The increase in the Company's accrued expenses was due primarily to the $1,950,000 restructuring charge for the closing and relocation of equipment and other assets of ASP's Texas operation.

In the three month period ended March 31, 1998, the Company invested $1,110,000 as compared to $7,048,000, in the three month period ended March 31, 1997, in property and equipment to support its growth and expand its facilities and production capabilities. At March 31, 1998, the Company had capital commitments of approximately $853,000 for the ongoing upgrade of the Company's manufacturing equipment and facilities. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations should be sufficient to fund its capital needs.

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

On January 23, 1997, ASP completed the acquisition of the assets of Silicon Materials Service of Garland, Texas, and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. of Helmond Netherlands. The purchase price of approximately $12,972,000 was paid in cash. The Company also incurred approximately $2,000,000 in costs associated with the acquisition. This business combination was accounted for as a purchase. Concurrent with the SMS acquisition, the Company entered into a $21,000,000 five year term loan with First Union Bank (the "Bank"). Fleet National Bank is also participating in the term loan facility and line of credit described below. The $21,000,000 term loan was principally used to finance the SMS acquisition and to refinance a $6,000,000 outstanding term loan with the Bank. The principal amount which is payable in 60 consecutive installments of $350,000, commenced on March 1, 1997. The loan bears interest at a Eurodollar rate plus 2.25%. In conjunction with the term loan agreement, the Company also entered into a $15,000,000 line of credit with the Bank, which is described herein. Pursuant to the term loan and line of credit agreements, the Bank has a first priority security interest in substantially all of the Company's assets. The loan agreements provide, among other things, that the Company maintain certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends.

Effective July 30, 1997, Retconn Incorporated ("Retconn"), a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc. ("S.T."), for $1,000,000 in cash plus approximately $54,000 based on S.T.'s closing net worth and $2,000,000 in notes. In addition, Retconn acquired certain proprietary rights from the S.T. shareholders for $200,010. The notes are payable in twenty equal quarterly installments which began on November 1, 1997 together with interest on the unpaid principal at the rate of 7% per annum. In addition, the Company incurred approximately $300,000 in costs associated with the acquisition of S.T. This business combination was accounted for as a purchase. The S.T. acquisition was financed through drawings under the Company's line of credit facility with the Bank as described herein.

Primarily as a result of the foregoing, the Company used $1,062,000 in the three month period ended March 31, 1998, as compared to $20,472,000 in the three month period ended March 31, 1997, in its investing activities.

On December 18, 1997, the Board of Directors authorized the Company to repurchase up to $2,000,000 of its common stock on the open market. Repurchased shares are held as Treasury shares and may be reissued in the future or may be reissued pursuant to the Company's stock option programs. During the three month period ended March 31, 1998, the Company repurchased 4,200 of its shares at a cost of $32,000.

In conjunction with the SMS acquisition described above, the Company received proceeds of $15,000,000 under its $21,000,000 term loan facility during the three month period ended March 31, 1997.

On January 23, 1997, the Company entered into a $15,000,000 line of credit with the Bank, which expires in February 1999, which includes a standby letter of credit for ISP in the amount of $3,104,000 at March 31, 1998. Interest is payable monthly at the lower of the Bank's loan pricing rate or a Eurodollar rate plus 2.25%. To support its working capital requirements and for general corporate purposes, the Company borrowed $3,050,000 and $1,300,000 under its line of credit during the three month periods ended March 31, 1998 and 1997, respectively. At March 31, 1998, the Company had borrowed $9,925,000 under its line of credit and did not have any drawings under the standby letter of credit.

In 1997, ISP entered into a S$19,685,000 (approximately $14,000,000) credit facility with a Singapore financial institution in order to acquire certain equipment, acquire a building, and provide for an overdraft facility and to provide a multi currency letter of credit facility. Amounts borrowed under the facility bear interest at an average rate of approximately 6.75%. In the three month periods ended March 31, 1998 and 1997, ISP borrowed $621,000 and $1,995,000, respectively, under its credit facility. At March 31, 1998, ISP has borrowed S$8,228,000 (approximately $5,098,000) under the facility.

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

The Company has, and expects to be able to continue to, meet its obligations to the Bank from cash generated from operations. As at March 31, 1998, the Company was in compliance with the covenants contained in its loan agreements, as amended.

As a result of the above, in the three month period ended March 31, 1998, $1,965,000 was provided by the Company's financing activities as compared to $17,972,000 in the comparable 1997 periods.

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

PART II     Other Information

Item 1.     Legal Proceedings

      On May 5, 1998 a federal judge dismissed a shareholder class action brought against the Company, Gilbert D. Raker and Andrew A. Lozyniak (Blum et al. V. Semiconductor Packaging Materials Co., Inc. et. al. (97 CV 7078)), United States District Court, For the Eastern District of Pennsylvania. The plaintiffs have 30 days from entry of the order to appeal the decision.

Items 2,3,4 and 5 are not applicable and have been omitted.

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits


10.1 First Amendment Agreement to Term Loan Agreement with First Union Bank of Connecticut.

10.2 Second Amendment Agreement to Term Loan Agreement with First Union Bank of Connecticut.

10.3 Third Amendment Agreement to Term Loan Agreement with First Union Bank of Connecticut.

(b)   Reports on Form 8-K;
      Filed on January 6, 1998 - Item 5. Other Events: Shareholders class action, private investigation by the
      Securities and Exchange Commission

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SEMX CORPORATION


Date: May 14, 1998            By: /s/ Gilbert D. Raker
                                  --------------------
                                  Name:  Gilbert D. Raker
                                  Title: Chairman of the Board
                                         and Chief Executive Officer


Date: May 14, 1998            By: /s/ Douglas G. Sages
                                  --------------------
                                  Name:  Douglas G. Sages
                                  Title: Treasurer and Secretary
                                         (Chief Accounting Officer)