Form 10-Q
period 1998-06-30
SEMX CORP
filed 1998-08-14
CIK 880858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10938

                                SEMX CORPORATION
         (formerly known as SEMICONDUCTOR PACKAGING MATERIALS CO., INC.)
                    (Name of Business Issuer in its charter)


                 Delawa                                13-3584740
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

                              (1) Yes [X] No [ ]

                              (2) Yes [X] No [ ]

          The number of shares outstanding of the Registrant's sole class of common stock, as of June 30, 1998 was 6,041,016 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

               Index to Financial Statements                                           Page
               Consolidated Balance Sheet at
               June 30, 1998 and December 31, 1997.                                    3

               Consolidated Statement of Operations and
               Comprehensive Income (Loss) for the three and six
               Months ended June 30, 1998 and 1997.                                    4

               Consolidated Statement of Cash Flows
               for the three and six-months ended
               June 30, 1998 and 1997.                                                 5

               Consolidated Statement of Shareholders' Equity
               for the six-months ended June 30, 1998                                  6

               Notes to Consolidated Financial Statements                              7

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations                           8-12

PART II OTHER INFORMATION

Item 4         Submission of Matters to a Vote                                         12-13
               Of Security Holders

SIGNATURE PAGE                                                                         14

                        SEMX Corporation and Subsidiaries
                           Consolidated Balance Sheet
                          (Dollar amounts in thousands)

                                                                                           June 30, 1998      December 31,
ASSETS                                                                                         1998             1997
                                                                                            (Unaudited)       (Audited)
Current Assets:
Cash and cash equivalents                                                                     $  1,592         $  2,260
Accounts receivable, less allowance for doubtful accounts of $260 and $181 respectively          8,902           10,788
Inventories                                                                                     15,255           12,370
Prepaid expenses and other current assets                                                        2,934            2,079
                                                                                              --------         --------
Total current assets                                                                            28,683           27,497
                                                                                              --------         --------

Property and Equipment-at cost, net of accumulated depreciation and amortization of $12,754
and $10,163, respectively.                                                                      42,201           42,031
                                                                                              --------         --------

Other Assets-net of accumulated amortization
Technology rights and intellectual property                                                      1,068            1,077
Goodwill                                                                                        19,438           19,788
Other                                                                                            1,671            1,472
                                                                                              --------         --------
Total other assets                                                                              22,177           22,337
                                                                                              --------         --------
Total Assets                                                                                  $ 93,061         $ 91,865
                                                                                              ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                                                              $  5,871         $  7,322
Accrued expenses                                                                                 3,014            2,602
Current portion of obligations under capital leases                                              2,264            2,142
Current portion of long-term debt                                                               17,479            5,944
                                                                                              --------         --------
Total current liabilities                                                                       28,628           18,010
                                                                                              --------         --------

Deferred income taxes                                                                            2,036            2,143
Long-term debt                                                                                  18,782           26,670
Obligations under capital leases                                                                 5,821            6,047
                                                                                              --------         --------
Total Liabilities                                                                               55,267           52,870
                                                                                              --------         --------
Minority Interest in Subsidiary                                                                  1,223            1,537
                                                                                              --------         --------
Shareholders' Equity:
Preferred stock-$.10 par value;authorized 1,000,000 shares, none issued                              0                0
Common stock-$.10 par value; authorized 20,000,000
shares, issued 6,375,616 and 6,375,616 shares, respectively                                        638              638
Additional paid-in-capital                                                                      28,199           28,199
Accumulated other comprehensive income                                                            (437)            (405)
Retained earnings                                                                                8,383            9,026
                                                                                              --------         --------
                                                                                                36,783           37,458
Less: Treasury stock: 334,600 and 300,000 shares, respectively, at cost                            212                0
                                                                                              --------         --------
Shareholders' Equity                                                                            36,571           37,458
                                                                                              --------         --------
Total Liabilities And Shareholders' Equity                                                    $ 93,061         $ 91,865
                                                                                              ========         ========

                 See Notes to Consolidated Financial Statements

                        SEMX Corporation and Subsidiaries
                      Consolidated Statement of Operations
                                   (Unaudited)
           (Dollar amounts in thousands: per share amounts in dollars)

                                                            For The Three Months          For The Six Months
                                                                Ended June 30,               Ended June 30,
                                                          1998            1997            1998            1997
                                                       -----------    -----------    -----------    -----------
Net Sales                                              $    11,030    $    11,021    $    25,484    $    20,060
Service Revenue                                              3,969          5,908          9,407         10,776
                                                       -----------    -----------    -----------    -----------
Total Revenue                                               14,999         16,929         34,891         30,836

Cost of Goods Sold                                           7,602          7,604         17,395         14,127
Cost of Services Performed                                   3,172          4,545          7,814          8,016
                                                       -----------    -----------    -----------    -----------
Total                                                       10,774         12,149         25,209         22,143
                                                       -----------    -----------    -----------    -----------
Gross Profit                                                 4,225          4,780          9,682          8,693

Selling, General and Administrative Expense                  3,376          2,966          7,307          5,677
Restructuring Charge                                             0              0          1,950              0
                                                       -----------    -----------    -----------    -----------
Operating Income                                               849          1,814            425          3,016
Interest Expense (Net)                                         889            699          1,708          1,215
                                                       -----------    -----------    -----------    -----------
Income (Loss) Before Provision for Income
Taxes and Minority Interest in Loss of
Consolidated Subsidiary                                        (40)         1,115         (1,283)         1,801
Provision (Credit) for Income Taxes                             18            404           (434)           685
                                                       -----------    -----------    -----------    -----------
Income (Loss) Before Minority Interest in Loss
of Consolidated Subsidiary                                     (57)           711           (849)         1,116

Minority Interest in Loss of Consolidated Subsidiary            73            153            206            229
                                                       -----------    -----------    -----------    -----------
Net Income (Loss)                                      $        16    $       864    $      (643)   $     1,345
                                                       -----------    -----------    -----------    -----------

Other Comprehensive Income:
Foreign currency translation net of tax benefit of
$3 and $54; and $17 and $163,
respectively                                                    (6)          (104)           (32)          (317)

Comprehensive Income                                   $        10    $       760    $      (675)   $     1,028
===================================================    ===========    ===========    ===========    ===========

Basic Income (Loss) per Common Share                   $       .00    $       .14    $      (.11)   $       .22
Diluted Income (Loss) per Common Share                 $       .00    $       .14    $      (.11)   $       .22

Weighted Average Number of Common
Shares Outstanding - Basic                               6,058,364      6,068,516      6,066,990      6,067,035
Weighted Average Number of Common
Shares Outstanding - Diluted                             6,111,653      6,176,518      6,066,990      6,198,048

                 See Notes To Consolidated Financial Statements

                 SEMX Corporation and Subsidiaries
                Consolidated Statement of Cash Flows
                            (Unaudited)
                   (Dollar amounts in thousands)

                                                           For The Three Months   For The Six Months
                                                             Ended June 30,        Ended June 30
                                                             1998      1997      1998         1997
                                                          -------    -------    -------    --------

Cash Flows From Operating Activities:

Net Income (Loss)                                         $    16    $   864    $  (643)   $  1,345
Adjustments To Reconcile Net Income To Net
Cash Used In Operating Activities:
Loss on Sales of Property and Equipment                         0          0          0         (46)
Depreciation And Amortization of Property And Equipment     1,270      1,170      2,565       2,167
Other Amortization                                            262        191        523         375
Increase (Decrease) in Deferred Income Taxes                   31          0       (107)          0
Minority Interest in Subsidiary Loss                          (73)      (153)      (206)       (229)
Changes In Operating Assets And Liabilities:
(Increase) Decrease In Accounts Receivable                  2,475     (1,188)     1,871      (1,562)
Increase In Inventory                                      (1,645)      (662)    (2,879)     (1,178)
(Increase) Decrease In Prepaid Expenses And
Other Current Assets                                          623       (394)       522         147
Increase (Decrease) In Accounts Payable                      (235)      (902)    (1,435)        201
Increase (Decrease) In Accrued Expenses                    (1,497)      (187)       414        (118)
Increase (Decrease) In Income Taxes Payable                  (245)       113       (735)     (1,262)
                                                          -------    -------    -------    --------
Net Cash Provided By (Used In) Operating Activities           982     (1,148)      (110)       (160)
                                                          -------    -------    -------    --------

Cash Flows From Investing Activities:
Purchase Of Property And Equipment                           (873)      (806)    (1,983)     (7,854)
Proceeds From Sale of Property and Equipment                    0         15          0         275
(Increase) Decrease In Other Assets                          (349)       382       (301)       (279)
Acquisition of Subsidiary                                    (391)      (104)      (391)    (13,127)
                                                          -------    -------    -------    --------
Net Cash Used In Investing Activities                      (1,613)      (513)    (2,675)    (20,985)
                                                          -------    -------    -------    --------

Cash Flows From Financing Activities:
Purchase of Treasury Stock                                   (180)         0       (212)          0
Proceeds From Exercise Of Stock Options                         0          0          0          88
Proceeds From Long-Term Debt                                1,064      1,224      1,064      18,606
Borrowing Under Revolving Credit                            2,600      2,475      5,650       3,775
Payment Under Capital Leases                                 (377)      (417)      (885)       (761)
Payment Under Term Loan Agreements                         (2,753)    (1,154)    (3,343)     (1,608)
Increase in Other Notes Payable                              (137)         0        (91)          0
                                                          -------    -------    -------    --------

Net Cash Provided By Financing Activities                     217      2,128      2,183      20,100
                                                          -------    -------    -------    --------

Effect of Exchange Rate Change on Cash                        (56)        40        (66)        (17)

Net Increase (Decrease) In Cash                              (470)       507       (668)     (1,062)
Cash At Beginning Of Period                                 2,062      1,962      2,260       3,531
                                                          -------    -------    -------    --------

Cash At End Of Period                                     $ 1,592    $ 2,469    $ 1,592    $  2,469
                                                          =======    =======    =======    ========

Supplemental schedule of noncash investing and
financing activity:
  Machinery and equipment acquired under capital leases   $   230    $     0    $   781    $      0



           See Notes to Consolidated Financial Statements

                       SEMX Corporation and Subsidiaries
                 Consolidated Statement of Shareholders' Equity
                     For the six months ended June 30, 1998
                                   (Unaudited)
                          (Dollar amounts in thousands)

                                                           ACCUMULATED
                                               ADDITIONAL     OTHER                                                TOTAL
                          COMMON STOCK          PAID-IN   COMPREHENSIVE  RETAINED      TREASURY STOCK          SHAREHOLDERS'
                       SHARES       AMOUNT      CAPITAL       INCOME*    EARNINGS    SHARES          AMOUNT       EQUITY
                      ----------    -----      --------       ------     -------     -------         ------      --------
Balance at
January 1, 1998       6,375,616     $ 638      $ 28,199       $ (405)    $ 9,026     300,000            $ 0      $ 37,458

Treasury Stock                                                                        34,600         $ (212)         (212)

Net Income (Loss)                                                           (643)                                    (643)

Other
Comprehensive
Income*                                                          (32)                                                 (32)
                      ----------    -----      --------       ------     -------     -------         ------      --------
Balance at
June 30, 1998         6,375,616     $ 638      $ 28,199       $ (437)    $ 8,383     334,600         $ (212)     $ 36,571
                      ==========    =====      ========       ======     =======     =======         ======      ========



* Other Comprehensive Income is inclusive of the Foreign Currency
  Translation Adjustment

                 See Notes To Consolidated Financial Statements

                        SEMX Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and its majority owned subsidiary. The consolidated balance sheet as of June 30, 1998, the consolidated statement of operations and comprehensive income for the three and six-months ended June 30, 1998 and 1997, the consolidated statement of cash flows for the three and six-months ended June 30, 1998 and 1997 and the consolidated statement of shareholders' equity for the six-months ended June 30, 1998, have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

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

5. On January 23, 1997, American Silicon Products, Inc. ("ASP"), a wholly owned subsidiary of the Company, acquired all of the assets of Silicon Materials Service of Garland, Texas and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. (collectively "SMS"), a company which polishes and reclaims silicon wafers, for a purchase price of approximately $12,972,000 in cash. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $2,000,000 of costs associated with the acquisition of SMS. The fair value of the assets acquired, including approximately $2,923,000 allocated to goodwill, which is being amortized over 25 years, amounted to $15,609,000 and liabilities assumed amounted to $637,000. On April 17, 1998 the Company announced the restructuring of its Semiconductor Services Group, including the closing of the Garland, Texas plant of ASP, a wholly owned subsidiary of SEMX Corporation. A restructuring charge of $1,950,000 was taken against Operating Income in the month of March 1998 and is reflected in the presented year to date financials. As of June 30, 1998, $1,182,557 has been incurred against the restructuring charge.

6. Effective July 30, 1997, Retconn Incorporated ("Retconn"), a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc. ("S.T."), a company which manufactures and markets custom cable and cable harness assemblies, for $1,000,000 in cash plus approximately $54,000 based on S.T.'s closing net worth and $2,000,000 in notes. In addition, Retconn acquired certain proprietary rights from the S.T. shareholders for $200,010. The notes are payable in twenty equal quarterly installments which began on November 1, 1997 together with interest on the unpaid principal at the rate of 7% per annum. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $300,000 in estimated closing expenses. The fair value of the assets acquired, including $2,788,000 allocated to goodwill, which is being amortized over 25 years, amounted to $4,231,000 and liabilities assumed amounted to $877,000.

7. Effective August 28, 1996, the Company entered into a joint venture agreement (see ISP Joint Venture herein) to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"), is 50.1% owned by the Company, 39.9% owned by a holding company, Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte Ltd. On May 12, 1998 the Company invested an additional $385,000 as a redeemable convertible bond ("RCB"). The RCB interest rate is 8% per annum with the note payable April 15, 2001. The RCB may be converted into ordinary shares of par value S$1.00 (Singapore Dollar) at the rate of one ordinary share for every S$3.00 worth of RCB/accrued interest. The RCB instrument ranks senior to all other existing shareholder loans. If the RCB is fully converted the additional shares will be issued and the Company's equity level will increase from 50.1% to 69%. The Company has the option to convert the RCB into ordinary shares at any time during the term of the bond upon written notice.

8. The comparative financial statements for 1997 have been reclassified to conform with the current periods presentation.

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

RESULTS OF OPERATIONS (for the three and six-month periods ended June 30, 1998 compared to the three and six-month period ended June 30, 1997)


Revenue:
Total revenue for the three-month period ended June 30, 1998 decreased $1,930,000 or 11% and increased $4,055,000 or 13% for the six-month period as compared to the comparable 1997 period.

The Materials Group sales increased $9,000 for the second quarter and $5,424,000 or 27% for the six-month period ended June 30, 1998 over the comparable 1997 periods. The Materials Group includes SPM, Polese and Retconn. Sales for the second quarter 1998 for the Materials Group increased by $11,000 for Semiconductor Packaging Materials Co. ("SPM"), decreased by $1,506,000 or 33% for Polese and increased by $1,504,000 or 47% for Retconn over the comparable 1997 period. The decline in sales at Polese for the second quarter was primarily due to lower than anticipated sales from an ultimate major customer who adjusted their inventory levels based upon reduced sales for the cellular infrastructure market. Sales for the second quarter for Retconn increased primarily due to increased product demand as well as the inclusion of S.T. Electronics which was acquired on July 30, 1997. The Company's Materials Group's increased sales for the six-month period ended June 30, 1998 of $5,424,000 was due to an increase of $1,292,000 or 17% at Polese Company, an increase of $3,406,000 or 54% at Retconn, and an increase of $726,000 or 12% at SPM from the comparable 1997 period. The Materials Group's sales increase for the six-month period ended June 30, 1998 was primarily due to an overall increase in demand for its products by the communication and computer industries.

The Company's Service Group revenues decreased $1,939,000 and $1,369,000 or 33% and 13%, respectively, in the three and six-month period ended June 30, 1998 as compared to the comparable 1997 periods. The decline in the Service Group's revenues is primarily due to the aggregate softness in demand for reclaimed wafers in addition to price competition. The Service Group's revenue from ASP's Rhode Island and Netherlands operations, decreased a total of $2,413,000 and $2,080,000, or 41% and 19%, for the three and six-month period ended June 30, 1998, respectively, as compared to the comparable 1997 periods. The Service Group's revenues exclude revenue of $1,074,000 for the three-months ending June 30, 1998 from the discontinued Texas operations which were accounted for on the balance sheet restructuring reserve established in the first quarter 1998. ASP's Netherlands and Texas operations were acquired on January 23, 1997 and, therefore, revenues in the comparable periods of 1997 were only included from the time of acquisition. On April 17, 1998, the Company announced that it was closing its Texas operation and would consolidate all of ASP's domestic business into its Rhode Island facility. The Company decided to close its Texas operation to, among other things, improve the profitability of its Services Group. The closing was completed on June 30, 1998. The consolidation of the equipment into ASP's Providence and other facilities is continuing.

Although the Company's consolidated backlog as of June 30, 1998 was $18,565,000 and represents a 10% decrease since the beginning of the year, we are encouraged by recent positive trend improvements in the backlog at Polese, Retconn, and ASP. The Polese backlog at the end of the first quarter was $2,165,000 which has improved to $4,139,000 or 91% as of June 30, 1998. The declining trend which Retconn and ASP were experiencing since the beginning of 1998 appears to be reversing in June 1998. During the first 5 months of 1998 Retconn's backlog continued to decline, but as of June 1998 has improved to nearly the backlog that Retconn had at the beginning of the year. Retconn's backlog improvement was primarily due to increased sales orders in the wire and harness product backlog for S.T. Electronics which improved from $267,000 at December 31, 1997 to $839,000 at June 30, 1998, a 214% improvement. The backlog for ASP which has declined steadily during 1998 due to the softness in demand for reclaimed wafers, appears to have reached a bottom in April 1998 with ASP's backlog improving steadily in May and June 1998.

Direct sales of the Company's products into foreign markets accounted for 15% and 14%, respectively, of consolidated revenue for the six-months ended June 30, 1997 and 1998. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V.") and in Singapore, International Silicon Products Pte. Ltd. ("ISP"). In the three and six-month period ended June 30, 1998, the Company derived revenue from ASP B.V. of $776,000 and $1,579,000, respectively, and revenue from ISP of $494,000 and $731,000, respectively. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V. and ISP are conducted in the local currencies of Dutch Guilders and Singapore Dollars respectively and account for 5% and 7% of the consolidated revenue for the six-months ended June 30, 1997 and 1998, respectively.

The Company believes that its revenue has been, and will continue to be affected by the cyclical nature of the industries it serves.

Gross Profit:
Gross profit for the three and six-month period ended June 30, 1998 decreased $555,000 or 12% and increased $989,000 or 11%, respectively, from the comparable 1997 periods. The Materials Group's gross profit for the three and six-month period ended June 30, 1998 increased respectively by $11,000 and $2,156,000 or 0% and 36% from the comparable 1997 periods. The Materials Group's favorable results are primarily due to increased sales for all subsidiaries within the Materials Group due to an increased demand for its products by the communication and computer industries. The Service Group's gross profit for the three and six-month period ended June 30, 1998 gross profit decreased $566,000 and $1,167,000, or 42% for both periods, respectively, from the comparable 1997 periods due to the lower volume of reclaimed wafers processed during the period and increased price competition. Although the gross profit decreased at ASP due to aggregate lower volumes and increased price competition, ISP's gross profit increased $194,000 and $54,000, respectively, from the comparable 1997 periods due to increased volume in the Singapore operation.

Gross Margins:
The Company's gross margins for the three and six-month period ended June 30, 1998 and June 30, 1997 remained constant at 28%. The Materials Group gross margin remained constant at 31% for the quarter and increased from 30% to 32% for the six-month period ended June 30, 1998 from the comparable 1997 periods. The Service Group's gross margins decreased from 23% to 20% for the quarter and decreased from 26% to 17% for the six-month period ended June 30, 1998 from the comparable 1997 periods.

Selling, General and Administrative:
Selling, general and administrative ("SG&A") expenses in the three and six-month period ended June 30, 1998 increased $410,000 and $1,630,000 or 14% and 29%, respectively, over the comparable 1997 periods. The SG&A increase over the comparable 1997 six-month period is primarily due to additional organizational infrastructure at the operational level in the 1998 period which included an increase in the sales force. SG&A expenses as a percentage of revenue increased from 18% to 23% for the quarter and 18% to 21%, for the six-month period ended June 30, 1998 from the comparable 1997 periods.

Restructuring Charge:
The increase shown for the six-month period ended June 30, 1998 includes a one-time restructuring charge of $1,950,000 associated with the closing of ASP's Texas operation and the relocation of the equipment and other assets.

Interest Expense (Net):
Net interest expense for the three and six-month period ended June 30, 1998 increased $190,000 and $493,000, respectively, from the comparable 1997 periods. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility to support the working capital needs of the Company and due to increased interest costs associated with capital lease obligations. The Company's borrowings under the revolving credit facility and capitalized leases increased by $9.3 million from $10.3 million at June 30, 1997 to $19.6 million as of June 30, 1998.

Provision (Credit) for Income Taxes:
A provision of $18,000 and credit of $434,000, respectively, for income taxes has been made for the three and six-month periods ended June 30, 1998 as compared to a provision of $404,000 and $685,000, respectively, for the comparable 1997 periods. The credit for the current six-month period includes a $759,000 income tax credit associated with the restructuring charge.

Minority Interest:
In the three and six-month periods ended June 30, 1998 and 1997, the Company has included a loss associated with ISP in its income (loss) before minority interest in loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income. The ISP loss has improved from $153,000 to $73,000 for the quarter and $229,000 to $206,000 for the six-month period ended June 30, 1998 from the comparable 1997 periods.

Net Income:
Net income decreased $848,000 for the quarter and $1,988,000, for the six-month period ended June 30, 1998 from the comparable 1997 period and resulted in a profit of $16,000 for the quarter and a loss of $643,000 for the six-month period ended June 30, 1998.

Year 2000
The Company is currently addressing the potential problems associated with the Year 2000. The Company has designed a program, under the direction of the Information Technology (IT) Manager, to address compliance with the Year 2000 both internally, including all subsidiaries, and externally, including critical suppliers and customers. All aspects of the Company's computer hardware and software are being reviewed and the Company is in the process of upgrading its computers and installing new third party software that is Year 2000 compliant. Concurrent with the Year 2000 project, new enterprise manufacturing systems are currently being implemented at SPM, Retconn and Polese which, in addition to satisfying the business' ongoing needs, are Year 2000 compliant. The Company estimates that the incremental cost of addressing the potential Year 2000 problem beyond those expenditures already incurred will be less than $250,000 based upon the preliminary information assembled to date. The Company expects to complete the Year 2000 project in a timely manner.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed and expects to continue to satisfy its capital needs through cash flow from operations, its line of credit facility and term loans from the Bank (defined herein) and capital leases. The Company is in the process of refinancing its existing Term Loan and Line of Credit (defined herein). At June 30, 1998, the Company had cash and cash equivalents of $1,592,000 and had an available balance on its Line of Credit facility of $500,000 (see Line of Credit herein). Net Cash decreased by $470,000 for the quarter and decreased by $668,000 for the six months ended June 30, 1998 as compared to net cash increasing by $507,000 for the comparable quarter in 1997 and decreasing by $1,062,000 for the comparable six-months ended June 30, 1997. The Company has meet its obligations to the Bank from cash generated from operations and through borrowings. As at June 30, 1998, the Company was in compliance with the covenants contained in its loan agreements, as amended. In August 1998, the Bank extended a previous waiver of the Term Loan and Line of Credit agreement's (see Term Loan and Line of Credit herein) financial covenants and further agreed to waive the Term Loan principal payments of $350,000 per month from August through December 31, 1998.

Term Loan:
On January 23, 1997 the Company entered into a $21,000,000, five-year term loan ("Term Loan") with First Union Bank and Fleet National Bank (collectively the "Bank") which is further described in the Company's 1997 Annual Report and 10K. Pursuant to the Term Loan and Line of Credit (see Line of Credit herein) agreements, the Bank has a first priority security interest in substantially all of the Company's assets. The principal amount which is payable in 60 consecutive installments of $350,000, commenced on March 1, 1997. The loan bears interest at a Eurodollar rate plus 2.25% (7.9% at June 30, 1998). In August 1998, the Bank extended a previous waiver of the Term Loan's financial covenants and further agreed to waive principal payments of $350,000 per month from August through December 31, 1998. The Company continues to make monthly interest payments.

On June 23, 1998 the Company entered into a 90-day note for $1,000,000 with the Bank to supplement the Company's working capital requirements. Interest is payable monthly at a fixed rate of 8.5% with the principal due on September 23, 1998. In August 1998, the Bank agreed to extend the due date to December 31, 1998.

Line of Credit:
On January 23, 1997 the Company entered into a $15,000,000 line of credit ("Line of Credit") with the Bank which is further described in the Company's 1997 Annual Report and 10K. The Line of Credit expires in February 1999 and includes a standby letter of credit for ISP in the amount of S$5,000,000 (approximately $2,975,000 at June 30, 1998). Interest is payable monthly at the lower of the Eurodollar rate plus 2.25% or the Bank's loan pricing rate (8.5% at June 30, 1998). The Line of Credit loan agreement provides, among other things, that the Company maintains certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. Pursuant to the Term Loan and Line of Credit agreements, the Bank has a first priority security interest in substantially all of the Company's assets. To support its working capital requirements and for general corporate purposes, the Company has borrowed $11,525,000 under its Line of Credit and did not have any drawings under the standby letter of credit at June 30, 1998. The remaining availability at June 30, 1998 was $500,000. In August 1998, the Bank extended a previous waiver of the Line of Credit agreement's financial covenants through December 31, 1998. The Company continues to make monthly interest payments.

Capital Expenditures:
In the three and six-month period ended June 30, 1998, the Company invested $873,000 and $1,983,000, respectively as compared to $806,000 and $7,854,000, respectively, for the three and six-month period ended June 30, 1997, in property and equipment to support its growth and expand its facilities and production capabilities. At June 30, 1998, the Company had capital commitments of approximately $2,678,000 for the ongoing upgrade of the Company's manufacturing equipment and facilities. On June 26, 1998 the Company entered into a master lease agreement with Fleetwood Financial Corporation to provide a $4,000,000 line of credit to fund its capital expenditures for the remainder of 1998. The agreement provides for a 5-year amortization on all drawings at an interest rate of 190 basis points over the 5-year Treasury, which becomes a fixed rate for the duration of the lease schedule at the time of execution. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations should be sufficient to fund its capital needs.

SMS Acquisition:
On January 23, 1997, ASP completed the acquisition of the assets of Silicon Materials Service of Garland, Texas, and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. of Helmond Netherlands. See the Company's 1997 Annual Report and 10K for further information.

S.T. Acquisition:
Effective July 30, 1997, Retconn Incorporated ("Retconn"), a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc. ("S.T."), for $1,000,000 in cash plus approximately $54,000 based on S.T.'s closing net worth and $2,000,000 in notes. In addition, Retconn acquired certain proprietary rights from the S.T. shareholders for $200,010. The notes are payable in twenty equal quarterly installments which began on November 1, 1997 together with interest on the unpaid principal at the rate of 7% per annum. In addition, the Company incurred approximately $300,000 in costs associated with the acquisition of S.T. This business combination was accounted for as a purchase. See the Company's 1997 Annual Report and 10K for further information.

Stock Repurchase:
On December 18, 1997, the Board of Directors authorized the Company to repurchase up to $2,000,000 of its common stock on the open market. Repurchased shares are held as Treasury shares and may be reissued in the future or may be reissued pursuant to the Company's stock option programs. During the three and six-month period ended June 30, 1998, the Company repurchased 4,200 and 30,400 of its shares at a cost of $32,000 and $180,000, respectively.

ISP Joint Venture:
Effective August 28, 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"), is 50.1% owned by the Company, 39.9% owned by a holding company, Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte. Ltd. In 1996, the Company and its joint venture partner made a total of

$4,000,000 in equity contributions into ISP, which was contributed pro-ratably based on ownership. In addition, the Company has paid approximately $289,000 in costs associated with the establishment of the joint venture. On May 12, 1998 the Company invested an additional $385,000 as a redeemable convertible bond ("RCB"). The RCB interest rate is 8% per annum with the note payable April 15, 2001. The RCB may be converted into ordinary shares of par value S$1.00 (Singapore Dollar) at the rate of one ordinary share for every S$3.00 worth of RCB/accrued interest. The RCB instrument ranks senior to all other existing shareholder loans. If the RCB is fully converted the additional shares will be issued and the Company's equity level will increase from 50.1% to 69%. The Company has the option to convert the RCB into ordinary shares at any time during the term of the bond upon written notice.

ISP Equipment Credit Facility:
In 1997, ISP entered into a S$19,685,000 (approximately $11,600,000 at June 30,
1998) credit facility with a Singapore financial institution in order to acquire certain equipment, acquire a building, provide for an overdraft facility and to provide a multi currency letter of credit facility. Amounts borrowed under the facility bear interest at an average rate of approximately 6.75%. In the three and six-month periods ended June 30, 1998 and 1997, ISP borrowed $17,000 and $635,000, respectively, and $1,224,000 and $3,606,000, respectively, under its credit facility. At June 30, 1998, ISP has borrowed S$8,228,000 (approximately $4,840,000) under the facility.

Polese Agreement:
In conjunction with the Company's acquisition of Polese Company in 1993, the Company entered into an agreement with Mr. Frank Polese, the former sole shareholder of Polese Company, whereby, for a period of ten years, Mr. Polese has the right to receive 10% of (i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. To date, no payments have been made pursuant to this agreement.



PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

        On April 28, 1998, the registrant conducted its annual meeting. At such meeting, stockholders of record as of the close of business on March 17, 1998 were entitled to notice of and to vote at the meeting. A total of 6,036,816 shares were entitled to vote at the meeting. A total of 5,822,554 shares, or 96% of those shares entitled to vote, were present in person or by proxy at said meeting. The matters voted on at the meeting were limited to: the election of six directors to serve for one year and until their successors are elected and qualify; an amendment to Article First of the Company's Certificate of Incorporation to change the name of the Company to SEMX Corporation; the ratification of the amendment to the Company's Amended Employee's Incentive Stock Option Plan to increase the authorized option shares from 600,000 to 900,000; the ratification of the amendment to the Company's Non-Qualified Incentive Stock Option Plan to increase the authorized option shares from 100,000 to 300,000 and to make employees eligible to participate in the Plan; and the ratification of the appointment of Goldstein Golub Kessler & Company, P.C. as the Company's auditors for the year ending December 31, 1998.

        The following Directors were elected at such meeting:

        Mark A. Pinto               Richard D. Fain
        John U. Moorhead, II        Steven B. Sands
        Gilbert D. Raker            Frank J. Polese

        The following votes were cast to amend the Article First of the Company's Certificate of Incorporation to change the name of the Company to SEMX Corporation.

        Affirmative                 Against                      Abstain
        -----------                 -------                      -------
        5,778,304 Shares            13,410 Shares                30,840 Shares

        Adoption to amend the Company's Certificate of Incorporation was approved.

        The following votes were cast to amend the Company's Amended Employee's Incentive Stock Option Plan to increase the authorized option shares from 600,000 to 900,000.

        Affirmative              Against                  Abstain          Not Voted
        -----------              -------                  -------          ---------
        3,215,430 Shares         659,445 Shares           33,209 Shares    1,914,470 Shares

        Adoption to amend the Amended Employee's Incentive Stock Option Plan was approved.



        The following votes were cast to amend the Company's Non-Qualified Incentive Stock Option Plan to increase the authorized option shares from 100,000 to 300,000 and to make employees eligible to participate in the Plan.

        Affirmative              Against                  Abstain          Not Voted
        -----------              -------                  -------          ---------
        3,675,505 Shares         200,870 Shares           31,709 Shares    1,914,470 Shares

        Adoption to amend the Non-Qualified Incentive Stock Option Plan was approved.


        The following votes were cast in the election of Goldstein Golub Kessler & Company, P.C. as the Company's auditors.

        Affirmative              Against                  Abstain
        -----------              -------                  -------
        5,772,077 Shares         14,918 Shares            35,559 Shares

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SEMX CORPORATION



           Date:  August 14,  1998        By:   /s/ Gilbert D. Raker
                                                --------------------
                                        Name:   Gilbert D. Raker
                                       Title:   Chairman of the Board
                                                and   Chief Executive Officer


           Date:  August 14,  1998        By:   /s/ Douglas G. Sages
                                                --------------------
                                        Name:   Douglas G. Sages
                                       Title:   Treasurer and Secretary
                                                (Chief Accounting Officer)