Form 10-Q
period 1998-09-30
SEMX CORP
filed 1998-11-16
CIK 880858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                        (1) Yes [X]      No [ ]

                        (2) Yes [X]      No [ ]

      The number of shares outstanding of the Registrant's sole class of common stock, as of October 30, 1998 was 6,041,016 shares.

                                TABLE OF CONTENTS


                                                                        Page No
                                                                        -------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements.

            Consolidated Balance Sheet at
             September 30, 1998 and December 31, 1997.                        3

            Consolidated Statement of Operations and
              Comprehensive Income (Loss) for the three and nine
               months ended September 30, 1998 and 1997.                      4

            Consolidated Statement of Cash Flows
             for the nine-months ended
             September 30, 1998 and 1997.                                     5


            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     8

PART II     OTHER INFORMATION

Item 6      Exhibits and Reports on Form 8-K                                 15

Signatures                                                                   15



FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature are forward looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the economic volatility in geographic markets, such as Asia, and the ability of the Company to continue to obtain financing.

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  SEMX CORPORATION AND SUBSIDIARIES
                                     Consolidated Balance Sheet
                                       (Dollars in thousands)

                                                                             September 30,  December 31,
ASSETS                                                                          1998           1997
                                                                             (Unaudited)     (Audited)
                                                                             -----------     ---------
Current Assets:
 Cash and cash equivalents                                                     $ 1,529          $ 2,260
 Accounts receivable, less allowance for doubtful accounts of $291 and
   $181, respectively                                                            8,751           10,788
 Inventories                                                                    13,692           12,370
 Prepaid expenses and other current assets                                       2,950            2,079
                                                                               -------          -------
Total current assets                                                            26,922           27,497
                                                                               -------          -------

Property, Plant and Equipment at cost, net of accumulated depreciation
 and amortization of $13,880 and $10,163, respectively                          43,953           42,031
                                                                               -------          -------

Other Assets-net of accumulated amortization
 Technology rights and intellectual property                                     1,083            1,077
 Goodwill                                                                       19,196           19,788
 Other                                                                           1,694            1,472
                                                                               -------          -------
Total other assets                                                              21,973           22,337
                                                                               -------          -------
Total Assets                                                                   $92,848          $91,865
                                                                               =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Revolving credit facility                                                     $11,800          $    --
 Current portion of long-term debt                                               5,723            5,944
 Accounts payable                                                                5,276            7,322
 Current portion of obligations under capital leases                             2,535            2,142
 Accrued expenses                                                                2,280            2,602
                                                                               -------          -------
Total current liabilities                                                       27,614           18,010
                                                                               -------          -------

Deferred income taxes                                                            2,012            2,143
Long-term debt                                                                  18,946           19,795
Revolving credit facility                                                           --            6,875
Obligations under capital leases                                                 6,812            6,047
                                                                               -------          -------
Total Liabilities                                                               55,384           52,870
                                                                               -------          -------

Minority Interest in Subsidiary                                                  1,152            1,537
                                                                               -------          -------
Shareholders' Equity:
 Preferred stock-$.10 par value;authorized 1,000,000 shares, none issued            --               --
 Common stock-$.10 par value; authorized 20,000,000
 shares, issued 6,375,616 and 6,375,616 shares, respectively                       638              638
 Additional paid-in-capital                                                     28,199           28,199
 Accumulated other comphrehensive income                                           (97)            (405)
 Retained earnings                                                               7,784            9,026
                                                                               -------          -------
                                                                                36,524           37,458
 Less: Treasury stock: 334,600 and 300,000 shares, respectively, at cost           212               --
                                                                               -------          -------
Shareholders' Equity                                                            36,312           37,458
                                                                               -------          -------
Total Liabilities And Shareholders' Equity                                     $92,848          $91,865
                                                                               =======          =======

                 See Notes to Consolidated Financial Statements

                                   SEMX CORPORATION AND SUBSIDIARIES
                                 Consolidated Statement of Operations
                                            (Unaudited)
                        (Dollar amounts in thousands, except per share amounts)

                                                       For The Three Months       For The Nine Months

                                                        Ended September 30,       Ended September 30,

                                                         1998         1997          1998       1997
Net Sales                                             $   11,504   $   13,558   $   36,988  $   33,618
Service Revenue                                            4,510        6,094       13,917      16,870
                                                      ----------   ----------   ----------  ----------
Total Revenue                                             16,014       19,652       50,905      50,488
                                                      ----------   ----------   ----------  ----------

Cost of Goods Sold                                         8,749        9,364       26,144      23,491
Cost of Services Performed                                 3,566        4,603       11,380      12,619
                                                      ----------   ----------   ----------  ----------
  Total                                                   12,315       13,967       37,524      36,110
                                                      ----------   ----------   ----------  ----------
Gross Profit                                               3,699        5,685       13,381      14,378

Selling, General and Administrative Expense                3,676        3,184       10,983       8,861
Restructuring Charge                                          --           --        1,950          --
                                                      ----------   ----------   ----------  ----------
Operating Income                                              23        2,501          448       5,517
Interest Expense (Net)                                       989          698        2,697       1,913
                                                      ----------   ----------   ----------  ----------

Income (Loss) Before Provision for Income
  Taxes and Minority Interest in Loss of
  Consolidated Subsidiary                                   (966)       1,803       (2,249)      3,604
Provision (Credit) for Income Taxes                         (317)         680         (751)      1,365
                                                      ----------   ----------   ----------  ----------
Income (Loss) Before Minority Interest in Loss
  of Consolidated Subsidiary                                (649)       1,123       (1,498)      2,239

Minority Interest in Loss of Consolidated Subsidiary          49           73          255         302
                                                      ----------   ----------   ----------  ----------
Net Income (Loss)                                     $     (600)  $    1,196      $(1,243)     $2,541
                                                      ==========   ==========   ==========  ==========

Other Comprehensive Income:
Foreign currency translation net of tax benefit
 (expense) of $(116) and $84; and ($105) and $205
respectively                                                 224         (163)         203        (397)
                                                      ----------   ----------   ----------  ----------

 Comprehensive Income                                 $     (376)  $    1,033      $(1,040)     $2,144
                                                      ==========   ==========   ==========  ==========

Basic Income (Loss) per Common Share                  $     (.10)  $      .20        $(.21)       $.42
Diluted Income (Loss) per Common Share                $     (.10)  $      .19        $(.21)       $.41

Weighted Average Number of Common
Shares Outstanding - Basic                             6,041,016    6,070,114    6,057,710   6,068,073
Weighted Average Number of Common
Shares Outstanding - Diluted                           6,041,016    6,267,006    6,057,710   6,220,264

                 See Notes To Consolidated Financial Statements


                                   SEMX CORPORATION AND SUBSIDIARIES
                                  Consolidated Statement of Cash Flows
                                              (Unaudited)
                                        (Dollars in thousands)

                                                                                 For The Nine Months

                                                                                 Ended September 30

                                                                                1998             1997
                                                                              --------         --------
Cash Flows From Operating Activities:

Net Income  (Loss)                                                             $(1,243)         $ 2,541
 Adjustments To Reconcile Net Income To Net
 Cash Used In Operating Activities:
  (Gain) Loss on Sales of Property and Equipment                                    52              (46)
  Depreciation And Amortization of Property And Equipment                        3,671            3,183
  Other Amortization                                                               742              585
  Increase (Decrease) in Deferred Income Taxes                                    (131)               0
  Minority Interest in Subsidiary Loss                                            (255)            (302)
 Changes In Operating Assets And Liabilities:
  (Increase)  Decrease In Accounts Receivable                                    2,227           (2,243)
  Increase In Inventory                                                         (1,294)            (818)
  (Increase) Decrease  In Prepaid Expenses And
  Other Current Assets                                                            (265)             636
  Increase (Decrease) In Accounts Payable                                       (2,043)             372
  Increase (Decrease) In Accrued Expenses                                         (302)            (625)
 Increase (Decrease) In Income Taxes Payable                                      (985)            (778)
                                                                               -------          -------

Net Cash Provided By (Used In) Operating Activities                                174            2,505
                                                                               -------          -------

Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                                             (2,289)         (10,001)
 Proceeds From Sale of Property and Equipment                                       12              275
 (Increase) Decrease  In Other Assets                                             (682)             207
 Acquisition of Subsidiary                                                          --          (15,134)
                                                                               -------          -------

Net Cash Used In Investing Activities                                           (2,959)         (24,653)
                                                                               -------          -------

Cash Flows From Financing Activities:
 Purchase of Treasury Stock                                                       (212)              --
 Proceeds From Exercise Of Stock Options                                            --              127
 Proceeds From Long-Term Debt                                                    2,240           19,995
 Borrowing Under Revolving Credit                                                4,925            5,225
 Payment Under Capital Leases                                                   (1,631)          (1,278)
 Payment Under Term Loan Agreements                                             (3,224)          (2,762)
 Borrowing under Term Loan Agreements                                               --               --
                                                                               -------          -------

Net Cash Provided By Financing Activities                                        2,098           21,307
                                                                               -------          -------

Effect of Exchange Rate Change on Cash                                             (44)            (136)

Net Increase (Decrease) In Cash                                                   (731)            (977)
Cash At Beginning Of Period                                                      2,260            3,531
                                                                               -------          -------

Cash At End Of Period                                                          $ 1,529          $ 2,554
                                                                               =======          =======

Supplemental schedule of noncash investing and
 financing activity:
  Machinery and equipment acquired under capital leases                        $ 2,806          $ 2,894

 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)


Note 1. Basis of Presentation

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at September 30, 1998, and the Consolidated Statement of Operations and Cash Flows for the three and nine-months ended September 30, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1997 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The comparative financial statements for 1997 have been reclassified to conform to the current period's presentation.


Note 2. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options and warrants.


Note 3. Accounting Pronouncements

Effective January 1, 1998 the Company adopted the Financial Accounting Standards Board ("FASB") Statement No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and displaying comprehensive income and its components.

The FASB has issued Statement 131 "Disclosures about Segments of an Enterprise and Related Information" which requires publicly held companies to report financial and descriptive information about its operating segments in interim and annual financial statements. Although the Company operates in only one segment, the Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers which have not previously been presented in the Company's consolidated financial statements and related notes. The Company will adopt FASB 131 with its annual 10-K filing.

Note 4.  Acquisitions

On January 23, 1997, American Silicon Products, Inc. ("ASP"), a wholly owned subsidiary of the Company, acquired all of the assets of Silicon Materials Service of Garland, Texas and acquired 100% of the outstanding stock of Silicon Materials Service, B.V. (collectively "SMS"), a company which polish and reclaimed silicon wafers, for a purchase price of approximately $12,972 in cash. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $2,000 of costs associated with the acquisition of SMS. The fair value of the assets acquired, including approximately $2,923 allocated to goodwill, which is being amortized over 25 years, amounted to $15,609 and liabilities assumed amounted to $637. On April 17, 1998 the Company announced the restructuring of its Semiconductor Services Group, including the closing of ASP's Garland, Texas plant. A restructuring charge of $1,950 was recorded in the month of March 1998 and is reflected in the presented year to date financials. As of September 30, 1998, $1,950 has been incurred against the restructuring charge.

Effective July 30, 1997, Retconn Incorporated ("Retconn"), a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc. ("S.T."), a company which manufactures and markets custom cable and cable harness assemblies, for $1,054 in cash and $2,000 in 7% notes payable quarterly over 5 years. In addition, Retconn acquired certain proprietary rights from the S.T. shareholders for $200. This business combination was accounted for as a purchase. The fair value of the assets acquired, including $2,788 allocated to goodwill, which is being amortized over 25 years, amounted to $4,231 and liabilities assumed amounted to $877.


Note 5.  Inventory

Inventories consisted of the following:

                                               September 30,      December 31,
                                                    1998              1997
                                              ---------------   ---------------
        Precious Metals                             $1,578            $1,676
        Non Precious Metals                         12,114            10,694
                                              ---------------   ---------------
                                                   $13,692           $12,370

Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.


Note 6.  Debt

In August 1998, the Bank (defined in the Term Loan section herein) provided the Company with a limited Forbearance Agreement (defined in the Term Loan section herein) which waived Term Loan principal payments of $350 per month from August 1 through December 31, 1998, extended a previous waiver of financial ratio covenants, and extended the maturity of the Interim Term Loan (defined in the Term Loan section herein) to December 31, 1998. For further discussion, see "Management's Discussion and Analysis of Results of Operations" herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Amounts in thousands)


RESULTS OF OPERATIONS (for the three and nine-month periods ended September 30, 1998 compared to the three and nine-month period ended September 30, 1997)


Revenue:
Total revenue for the three-month period ended September 30, 1998 decreased $3,638 or 19% and increased $417 or 1% for the nine-month period as compared to the comparable 1997 periods.

The Materials Group sales decreased $2,054 or 15% for the third quarter and increased $3,370 or 10% for the nine-month period ended September 30, 1998 over the comparable 1997 periods. The Materials Group includes the Company's SPM, Polese and Retconn business units. Sales for the third quarter 1998 for the Materials Group decreased by $401 or 11% for SPM, decreased by $1,115 or 22% for Polese and decreased by $538 or 11% for Retconn over the comparable 1997 period. The decline in sales at Polese for the third quarter was primarily due to lower than anticipated sales from an ultimate major customer who adjusted their inventory levels based upon reduced sales for the cellular infrastructure market. Sales for the third quarter for Retconn decreased primarily due to a decline in sales to two cellular market customers, partially offset by the start of several product programs with new and existing customers. The Company's Materials Group's increased sales for the nine-month period ended September 30, 1998 of $3,370 was due to an increase of $2,868 or 26% at Retconn, $176 or 1% at Polese Company, and an increase of $326 or 3% at SPM from the comparable 1997 period. The Materials Group's sales increase for the nine-month period ended September 30, 1998 was primarily due to an overall increase in demand for its products by the communication, computer and recreational industries.

The Company's Service Group revenues decreased $1,584 and $2,953 or 26% and 18%, respectively, in the three and nine-month period ended September 30, 1998 as compared to the comparable 1997 periods. The decline in the Service Group's revenues is primarily due to the aggregate softness in demand for reclaimed wafers in addition to price deterioration. The Service Group's revenue from ASP's U.S. and European operations, decreased a total of $1,826 and $3,907, or 32% and 24%, for the three and nine-month period ended September 30, 1998, respectively, as compared to the comparable 1997 periods. The Service Group's 1998 revenues exclude revenue of $1,074 achieved subsequent to the discontinuance of its Texas operations and establishment of a balance sheet restructuring reserve in the first quarter 1998. ASP's Netherlands and Texas operations were acquired on January 23, 1997 and, therefore, revenues in the comparable periods of 1997 were only included from the time of acquisition. On April 17, 1998, the Company announced that it was closing its Texas operation and would consolidate all of ASP's domestic business into its Rhode Island facility. The Company decided to close its Texas operation to, among other things, improve the profitability of its Services Group. The closing was completed on June 30, 1998.

The Company's consolidated backlog as of September 30, 1998 was $15,906. This compares to consolidated backlog of $18,720 at March 31,1998, $18,565 at June 30, 1998 and $20,643 at December 31, 1997. The Polese backlog at the end of the first quarter was $2,165 which has improved to $3,266 as of September 30, 1998. The declining trend which Retconn and ASP were experiencing since the beginning of 1998 has continued through September 1998. The backlog for ASP has declined steadily during 1998 due to the softness in demand for reclaimed wafers due to overall computer industry conditions and the softness in the Asian markets. The backlog for Retconn has declined during 1998 due to the end of programs with two major customers and shortening in the customer's lead-time for placing orders. The Company expects the backlog to trend upward due to the existence of several new product programs at Polese and Retconn, as well as a large, $1,500 order received by Polese in October 1998 and a $2,000 contract as global supplier for one of Retconn's major customers which is deliverable in 1999.

Direct sales of the Company's products into foreign markets accounted for 17% and 15%, respectively, of consolidated revenue for the nine-months ended September 30, 1998 and 1997. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A. R. L. ("S.A.R.L."), and in Singapore, International Silicon Products Pte. Ltd. ("ISP"). In the three and nine-month period ended September 30, 1998, the Company derived revenue from ASP B.V. of $766 and $2,346 respectively, revenue from S.A.R.L. of $36 and $66 respectively, and revenue from ISP of $545 and $1,277, respectively. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L. and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, and Singapore Dollars respectively and account for 5% and 7% of the consolidated revenue for the nine-months ended September 30, 1997 and 1998, respectively.


Gross Profit:
Gross profit for the three and nine-month period ended September 30, 1998 decreased $1,986 or 35% and decreased $997 or 7%, respectively, from the comparable 1997 periods. The Materials Group's gross profit for the three and nine-month period ended September 30, 1998 decreased by $1,439 and increased by $717 or 34% and 7%, respectively from the comparable 1997 periods. The Materials Group's gross profit changes primarily reflect the decrease in sales for the three months ended September 30, 1998 and sales increase for the nine-months ended September 30, 1998 as compared to the prior year's periods. The Service Group's gross profit for the three and nine-month period ended September 30, 1998 decreased $547 or 37 % and $1,714, or 40%, respectively, from the comparable 1997 periods due to the lower volume of reclaimed wafers processed during the period and price deterioration. In addition, the cost of integrating the machinery and equipment from the Garland Texas plant closure into the remaining ASP operations has negatively impacted margins during the three and nine-months ended September 30, 1998. The gross profit declines at the Service Group were slightly offset by gross profit increases of $75 and $129 in the three and nine-month periods ended September 30, 1998, respectively over the comparable 1997 periods due to increased volume in the Singapore operation.


Gross Margins:
As a result of the above, the Company's gross margins decreased from 29% to 23% for the three month period and decreased from 28% to 26% for the nine-month period ended September 30, 1998 compared to the prior years periods. The Materials Group gross margin decreased from 30% to 29% for the nine-month period and decreased from 31% to 24% for the three month period ended September 30, 1998 from the comparable 1997 periods. The Service Group's gross margins decreased from 24% to 21% for the quarter and decreased from 25% to 18% for the nine-month period ended September 30, 1998 from the comparable 1997 periods.

Selling, General and Administrative:

Selling, general and administrative ("SG&A") expenses in the three and nine-month period ended September 30, 1998 increased $492 and $2,122 or 15% and 24%, respectively, over the comparable 1997 periods. The SG&A increase over the comparable 1997 nine-month period is primarily due to increased legal fees, corporate staff, and organizational infrastructure improvement at the operational level in sales and research and development. SG&A expenses as a percentage of revenue increased from 16% to 23% for the quarter and 18% to 22%, for the nine-month period ended September 30, 1998 from the comparable 1997 periods.

Restructuring Charge:
The balance shown for the nine-month period ended September 30, 1998 includes a one-time restructuring charge of $1,950 associated with the closing of ASP's Texas operation and the relocation of the equipment and other assets. To date the company has paid all of the costs associated with this charge.

Interest Expense (Net):
Net interest expense for the three and nine-month period ended September 30, 1998 increased $291 and $784, respectively, from the comparable 1997 periods. The increase in net interest expense is due to increased borrowings under the Company's revolving credit facility to support the working capital needs of the Company and due to increased interest costs associated with capital lease obligations.

Provision (Credit) for Income Taxes:
A credit of $317 and credit of $751, respectively, for income taxes has been made for the three and nine-month periods ended September 30, 1998 as compared to a provision of $680 and $1,365, respectively, for the comparable 1997 periods. The credit for the current nine-month period includes a $759 income tax credit associated with the restructuring charge.

Minority Interest:
In the three and nine-month periods ended September 30, 1998 and 1997, the Company has included a loss associated with ISP in its income (loss) before minority interest in loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income. See the section ISP Joint Venture for further details herein.

Net Income:
As a result of the above, Net income decreased $1,796 for the quarter and $3,784, for the nine-month period ended September 30, 1998 from the comparable 1997 period and resulted in a loss of $600 for the quarter and a loss of $1,243 for the nine-month period ended September 30, 1998.


Year 2000
The year 2000 problem arises since many computer programs and some pieces of computer hardware manipulate and stores dates as a two-digit field and are unable to recognize dates past December 31, 1999.

The Company has completed its initial assessment of the systems and software at all of its operations, including external interfaces with critical suppliers and customers. The Company is in the process of replacing non-compliant hardware, installing new manufacturing enterprise computer software systems at SPM, and Retconn and installing software upgrades which are year 2000 compliant at its other locations. The Company expects to complete the installation and testing of these new systems and upgrades by the end of 1999. Outside suppliers, and customers have been contacted and requested to complete the Company's assessment questionnaire. The Company is in the preliminary stage of completing its review of all of the assessment questionnaires received and is re-contacting third parties who have not responded to date.

The Company has expended approximately $300 to date and estimates that the remaining incremental cost of addressing the potential Year 2000 problem beyond those expenditures already incurred will be less than $250 based upon the information assembled to date.

In the event that the company's internal software project are not completed, the Company anticipates that the existing systems could continue functioning without undue business interruption while the new software installation and testing is completed. Failure of the Company to achieve year 2000 compliance is not anticipated to have a material adverse impact on the operations of the Company. The Company can not predict the potential effect of third parties "Year 2000" issues on its business for those third parties that either do not complete their own Year 2000 compliance or do not respond to the Company's assessment questionnaire in a timely manner.


LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its capital needs through cash flow from operations, its line of credit facility, term loans from the Bank (see Term Loan herein), other bank financing, and capital leases. In August 1998, the Bank provided the Company with a limited Forbearance Agreement which waived Term Loan principal payments of $350 per month from August 1 through December 31, 1998, extended a previous waiver of financial ratio covenants, and extended the maturity of the Interim Term Loan to December 31, 1998. The Company is continuing to pursue a number of courses of action designed to provide the future capital resources required by the Company. These include, but are not limited to, continuing negotiations with the current lenders, discussions with other prospective lenders and investigating the sale of one or more of its subsidiaries as a means of paying its debt obligations. In addition, the Company has engaged an investment banker to assist and guide it in this endeavor. Although the Company believes that it is presently meeting all of the Bank's covenants, as amended, and is paying interest as due on its obligations, the Company may be unable to pay the upcoming bank maturities as currently scheduled under the existing limited Forbearance Agreement. The bank maturities include principal payments on the Term Loan, the Interim Term Loan, the Line of Credit, the Gold Consignment Agreement (see Fleet Gold Consignment herein) and ISP's obligations discussed below. There is no assurance that the Company will be able to successfully renegotiate the terms of its existing credit/consignment agreements and/or negotiate new financing arrangements and/or realize cash through the sale of one or more of its subsidiaries. Failure to achieve the necessary financing would have a material adverse effect on the Company.

The Company's Singapore operations ("ISP" see ISP Joint Venture herein) has financed its capital needs through cash flow from operations, borrowings from its banks (see ISP Equipment Credit Facility herein) and equity owners, and capital contributions from the Company and other equity owners. ISP is currently in discussions with its bank and may not be able to meet its financing obligations to its bank through cash flow from operations without a change in its existing arrangements. ISP is pursuing a number of courses of action designed to provide the future capital resources required by ISP. These include discussions with its lenders to obtain principal repayment forbearance as well as discussions with other investors who would provide a new source of equity capital. There is no assurance that ISP will be able to successfully renegotiate the terms of its existing credit agreements and/or realize cash through an equity investor. Failure to achieve the necessary financing would have a material adverse effect on ISP. In addition, ISP's bank could draw down the S$5,000 (approximately $3,000 at September 30, 1998) letter of credit provided by the Company's Bank. There is no assurance that the Company would have the resources available to repay the Bank immediately as required by the Company's Bank agreement (see Line of Credit herein), in which case an event of default would exist. Failure to repay the drawn Letter of Credit would have a material adverse effect on the Company.

Based on the current financial position of the Company at September 30, 1998, the Company had cash and cash equivalents of $1,529 and had an available balance on its Line of Credit facility of $200 (See Line of Credit herein). Net Cash decreased by $731 for the nine-months ended September 30, 1998 as compared to net cash decreasing by $977 for the comparable nine-months ended September 30, 1997. The Company has met its obligations to the Bank, as amended, from cash generated from operations and through borrowings. As at September 30, 1998, the Company was in compliance with the covenants contained in its existing loan agreements, as amended by the limited Forbearance Agreement.

Term Loan:
On January 23, 1997 the Company entered into a $21,000, five-year term loan ("Term Loan") with First Union Bank and Fleet National Bank (collectively the "Bank") which is further described in the Company's 1997 Annual Report and 10K. Pursuant to the Term Loan and Line of Credit (see Line of Credit herein) agreements, the Bank has a first priority security interest in substantially all of the Company's assets. The principal amount which is payable in 60 consecutive installments of $350 commenced on March 1, 1997. The loan bears interest at a Eurodollar rate plus 2.25% (7.8% at September 30, 1998). In August 1998, the Bank extended a previous waiver of the Term Loan's financial ratio covenants, agreed to waive principal payments of $350 per month from August 1 through December 31, 1998 and extended the maturity of the Interim Term Loan (the "limited Forbearance Agreement"). The Company continues to make monthly interest payments and is currently in discussions with the Bank.

On June 23, 1998 the Company entered into a 90-day note for $1,000 ("Interim Term Loan") with the Bank to supplement the Company's working capital requirements. The Interim Term Loan note provided for the payment of interest payable monthly at a fixed rate of 8.5% and for the repayment of principal on September 23, 1998. In August 1998, as part of the limited Forbearance Agreement the Bank extended the maturity to December 31, 1998. The Company continues to make monthly interest payments and is currently in discussions with the Bank.

Line of Credit:
In conjunction with the purchase of SMS, on January 23, 1997 the Company entered into a $15,000 line of credit ("Line of Credit") with the Bank which is further described in the Company's 1997 Annual Report and 10K. The Line of Credit expires in February 1999 and includes a standby letter of credit guaranteeing certain ISP debt in the amount of S$5,000 (approximately $3,000 at September 30, 1998). Interest is payable monthly at the lower of the Eurodollar rate plus 2.25% or the Bank's loan pricing rate (8.25% at September 30, 1998). The Line of Credit loan agreement provides, among other things, that the Company maintain certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. Pursuant to the Term Loan and Line of Credit agreements, the Bank has a first priority security interest in substantially all of the Company's assets. To support its working capital requirements and for general corporate purposes, the Company has borrowed $11,800 under its Line of Credit and did not have any drawings under the standby letter of credit at September 30, 1998. The remaining availability at September 30, 1998 was $200. The Company continues to make monthly interest payments and is currently in discussions with the Bank.

Fleet Gold Consignment:
On December 23, 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which expires December 23, 1998. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,000 troy ounces of gold or gold having a market value of $2,700. At September 30, 1998, the Company's obligation under the Gold Consignment Agreement was approximately 4,502 troy ounces of gold valued at approximately $1,388. The Gold Consignment Agreement requires the Company to pay a consignment fee of 3.25% per annum based upon the value of all gold consigned to the Company. The Company is currently in discussions with FPM to extend and/or negotiate a new agreement. Failure to achieve an extension or new agreement would have a material adverse effect on the Company.

ASP B.V. Term Loan:
On August 13, 1998 ASP B.V. entered into a NLG 1,300 (approximately $690 as of September 30, 1998), twenty year term loan ("ABN Term Loan") with ABN AMRO Bank B.V. ("ABN"). Pursuant to this loan, ABN has a first priority security interest in the facility. The principal amount is payable in 80 consecutive quarterly installments of NLG 16.3 (approximately $8.7 as of September 30, 1998), commencing on December 15, 1998. The loan bears a fixed interest rate of 5.25% through December 15, 2001 at which time the rate will be adjusted to the ABN prevailing interest rate.

ASP B.V. Overdraft Facility:
On August 13, 1998 ASP B.V. entered into a NLG 1,000 (approximately $531 as of September 30, 1998), overdraft facility ("ABN Overdraft") with ABN AMRO Bank B.V. which is not to exceed 70% of accounts receivable. Pursuant to the ABN Overdraft, ABN has a first priority security interest in the accounts receivable. Interest is payable monthly at the rate of 1.75% plus the central banks' promissory note discount rate (5.75% at September 30, 1998). At September 30, 1998 there were no amounts outstanding under this agreement.

Capital Expenditures:
In the nine-month period ended September 30, 1998, the Company invested $2,289 in property and equipment as compared to $10,001 for the nine-month period ended September 30, 1997, to support its growth and expand its facilities and production capabilities. During the nine-month periods ended September 30, 1998 and 1997, the Company acquired an additional $2,806 and $2,894, respectively, of equipment financed under capital leases. At September 30, 1998, the Company had capital commitments of approximately $1,081 for the Company's manufacturing equipment and facilities. On June 26, 1998 the Company entered into a master lease agreement with Fleetwood Financial Corporation to provide a $4,000 line of credit to fund its capital expenditures for the remainder of 1998. The agreement provides for a 5-year amortization on all drawings at an interest rate of 190 basis points over the 5-year Treasury, which becomes a fixed rate for the duration of the lease schedule at the time of execution. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations should be sufficient to fund its capital equipment needs.

Stock Repurchase:
On December 18, 1997, the Board of Directors authorized the Company to repurchase up to $2,000 of its common stock on the open market. Repurchased shares are held as Treasury shares and may be reissued in the future or may be reissued pursuant to the Company's stock option programs. During the nine-month period ended September 30, 1998, the Company repurchased 34,600 of its shares at a cost of $212. The Company has suspended the repurchase of any further stock at this time.

ISP Joint Venture:
During, 1996, the Company contributed $2,000 into a joint venture to develop a silicon wafer polishing and reclaiming facility in Singapore and retained a 50.1% ownership interest. On May 12, 1998 the Company invested an additional $385 as a redeemable convertible bond ("RCB"). The RCB interest rate is 8% per annum with the note payable April 15, 2001. The Company may convert the RCB at any time into ordinary shares of par value S$1.00 (Singapore Dollar) at the rate of one ordinary share for every S$3.00 worth of RCB plus accrued interest. The RCB instrument ranks senior to all other existing shareholder loans. If the RCB was converted on September 30, 1998 the Company's equity level would have been 69%.

ISP Equipment Credit Facility:
In 1997, ISP entered into a S$19,700 (approximately $11,600 at September 30,
1998) credit facility with a Singapore financial institution in order to acquire certain equipment, acquire a building, provide for an overdraft facility and to provide a multi currency letter of credit facility. Amounts borrowed under the facility bear interest at an average rate of approximately 6.75%. In the nine-month period ended September 30, 1998 and 1997, ISP borrowed $800 and $4,600, respectively, under its credit facility. At September 30, 1998, ISP has borrowed S$8,200 (approximately $4,800 at September 30, 1998) under the facility. ISP is currently in discussions with its bank regarding these facilities.

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              (10) Fourth Amendment Agreement and Forebearance Agreement between the Company, its subsidiaries and First Union National Bank

              (27)  Financial Data Schedule (Edgar filing copy only)


        (b)   Current Reports on Form 8-K

              During the quarter ended September 30, 1998 the Company filed no reports on Form 8-K


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SEMX CORPORATION



                       Date: November 16, 1998   By: /s/ Gilbert D. Raker
                                                     -----------------------

                                             Name:   Gilbert D. Raker
                                             Title:  Chairman of the Board
                                                     and Chief Executive Officer


                       Date: November 16, 1998   By: /s/ Douglas G. Sages
                                                     -----------------------
                                             Name:   Douglas G. Sages
                                             Title:  Treasurer and Secretary
                                                    (Principal Financial and
                                                        Accounting Officer)