Form 10-K
period 1998-12-31
SEMX CORP
filed 1999-04-15
CIK 880858

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-10938

                                SEMX CORPORATION
                 ----------------------------------------------
                    (Name of Business Issuer in Its Charter)

                Delaware                                13-3584740
      --------------------------------------          --------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification Number)


      1 Labriola Court
      Armonk, New York                                  10504
      ----------------------------------------        ---------
      (Address of principal executive offices)        (Zip Code)


         Issuer's telephone number, including area code: (914) 273-5500

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
      Title of Each Class                              on Which Registered
      --------------------                             -------------------
      Common Stock, $.10 par value                     NASDAQ National Market


Securities registered pursuant to Section 12(g) of the Exchange Act:  None.

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     The Exhibit Index is located on page 20

      At March 31, 1999 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $7,477,700.

      At March 31, 1999 the Registrant had 6,041,016 shares of Common
Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date, the Registrant held 334,600 shares of Common Stock in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 DOCUMENT                                  Parts Into Which Incorporated
---------                                  -----------------------------

Portions of the Definitive                 [Part III. Item 10,11,12 13]
Proxy Statement prepared in
connection with the Company's
1999 Annual Meeting of Stockholders
which will be held on May 26, 1999.

                                     PART I
Item 1. Business.

      (a) General. SEMX Corporation, formerly Semiconductor Packaging Materials Co. Inc., consists of a Delaware corporation and its wholly owned and majority owned subsidiaries (collectively the "Company"). In April, 1998, the Company changed its name to SEMX Corporation (its existing ticker symbol). The Company primarily provides specialty materials and services to the microelectronic and semiconductor industries on a worldwide basis.

      At the end of the fiscal year, the Company's Materials Group consisted of the operating division of the parent company ("SPM") and its subsidiaries, Polese Company, Inc.("Polese"), Retconn Incorporated ("Retconn") and its subsidiary, S.T. Electronics, Inc.("S.T.").The Materials Group primarily designs, develops, manufactures and markets customized fine wire and metal ribbon, precision metal stampings, aluminum silicon carbide stampings, powdered metal copper/tungsten heat dissipation products, seal frames, RF coaxial contacts and connectors and cable and cable harness assemblies which are used in the assembly of microelectronic packages. Such products are incorporated into electronic components used for industrial and commercial applications, primarily to conduct electrical currents or signals, solder electronic circuitry, provide electrical interconnects, house electronic components, mount components or dissipate heat. In 1997, the Company entered the recreational products market by supplying a proprietary copper/tungsten sole weight to Taylor Made Golf for use in its Titanium Bubble 2(TM) irons. In 1998, the Company further expanded its product offering of sole weights to additional customers in the recreational products marketplace. The Company's products are sold through internal sales personnel and a network of independent sales representatives, principally to manufacturers and assemblers of electronic devices who service the aerospace, automotive, communications, computer, medical, military and semiconductor industries. As described herein, the Company completed the sale of its Retconn and S.T. businesses in February 1999 and as of that date no longer designs develops or manufacturers RF coaxial contacts, connectors and cable and cable harness assemblies.

      The Company's Services group consists of its American Silicon Products, Inc. ("ASP") subsidiary and a jointly owned Singapore corporation, International Semiconductor Products Pte Ltd ("ISP"). Each provide silicon wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication. ISP is 50.1% owned by the Company, 39.9% owned by Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte ltd. ISP began operations in the third quarter of 1997.

      History. The registrant, SEMX Corporation, formerly Semiconductor Packaging Materials Co. Inc. is a Delaware corporation incorporated in 1988 as a successor to a company started in 1981. In December 1991 the Company had a public offering of its securities and became a public company. In April 1998, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to SEMX Corporation.

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

      In 1996, the Company acquired Retconn Incorporated. Retconn developed, designed and manufactured subminiature coaxial contacts and connectors which were sold principally to manufacturers in the communications and computer industries.

      In 1996, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd, is 50.1% owned by the Company, 39.9% owned by a holding company, Semiconductor Alliance Pte Ltd. and 10% owned by EDB Ventures 2 Pte Ltd.

      On January 23, 1997, the Company acquired certain assets and assumed certain liabilities of Silicon Materials Service ("SMS") of Garland, Texas and 100% of the outstanding stock of Silicon Materials Service, B.V. ("SMSBV") of Helmond, Netherlands for approximately $13,000,000 in cash. The SMS Texas operation was merged into ASP and SMSBV was renamed American Silicon Products, B.V. ("ASPBV"). During 1998, the Company closed the SMS Texas operation and relocated certain customers and equipment to its Providence plant.

      Effective July 30, 1997, Retconn, a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc ("S.T."), a company that manufactures and markets custom cable and cable harness assemblies for $1,000,000 in cash and $2,000,000 in notes, subject to adjustment, based on the closing net worth and adjusted EBIT delivered by S.T. as of the closing date. In addition, Retconn acquired certain proprietary rights from S.T. shareholders for $200,010. The notes are payable in twenty equal quarterly installments beginning on November 1, 1997 at an interest rate of 7% per annum on the unpaid principal.

      Dispositions

      In February 1999, the Company completed the sale its Retconn and S.T Electronics businesses (collectively "Retconn") to Litton Systems Inc. for a purchase price of $23.9 million in cash plus the assumption of approximately $3.5 million of Retconn's liabilities. Commensurate with the sale, the Company no longer engages in the manufacture, development or design of subminiature coaxial contacts, connectors, custom cables or cable harness assemblies. Information pertaining to these products, contained herein, is related only for calendar 1998 and through the February 1999 date of disposition.

     (b) Financial Information about Industry Segments - The Company has operated in two industry segments, materials and services, during each of its last three years.

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

      The Company manufactures various sizes of wire in dimensions as thin as .0005 inches (less than the size of a human hair) for specific applications.
Ribbon is produced in sizes as small as .00025 X .002 inches. The Company's products must adhere to rigid OEM standards used in electronic applications, including military specifications.

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

      Stampings are produced from a variety of metals, including copper, aluminum, gold and gold alloys, special metals such as molybdenum, and clad and plated materials. Molybdenum is a metal used for its unique heat dissipating properties. Clad materials, which are also used to manufacture precision stampings, are pieces of two or more different metals laminated together, and are generally used as an interface between aluminum and gold circuitry. The Company also has stampings plated for enhanced soldering and brazability. The Company also manufactures assembly products by brazing low expansion materials to ceramic.

      Tape on Reel Products. The Company offers a number of packaging options for its stamping products, including bulk packaging, parts supplied on carrier strips and, for high volume parts, tape on reel packaging. Tape on reel packaging is used to support surface mount assembly operations. The Company offers its customers stampings packaged on contact or in pocket tape. Since many of the Company's stamped products are very small, the Company employs the use of automated and manual tape on reel equipment to perform this packaging function. The Company has constructed a class 10,000 clean room to facilitate the packaging of die ("semiconductor chips") in tape on reel.

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

      Powdered Metal Heat Dissipation and Recreational Products. Heat dissipation products are used to conduct heat away from critical areas of electronic circuits where it can be dissipated. Heat dissipation products are primarily used to conduct heat in high power wireless communication devices and high speed microprocessor packages. In 1991 with the financial and technical support of one of its customers, Polese began the development of a powdered copper/tungsten materials with a more homogeneous copper and tungsten particle distribution than similar copper/tungsten materials available in the marketplace. In early 1995, the Company obtained a patent for a Method for Making Heat-Dissipating Elements for Micro-Electronic Devices. Polese utilizes this proprietary method to manufacture copper/tungsten heat dissipation products. The Company has also developed a non-electronic use of its powdered metal technology with the introduction of a copper/tungsten metal matrix composite for sole weights which are used in the manufacture of golf clubs. In addition, in late 1997, Polese introduced a new material, Nitral(TM). Nitral(TM) is a high dissipation substrate that can be tailored for high thermal conductivity. In 1998, Polese bought the rights to Alcoa's AlSiC technology, which is used for certain electronics applications.

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

      Coaxial Contacts and Connectors, Cable and Cable Harnesses. During 1998 and through February 1999, Retconn manufactured RF coaxial contacts and connectors which were sold principally to manufacturers in the wireless communication and computer industries. Retconn's products included a full line of DM subminiature RF contacts and connectors, including solder, solder/crimp, and crimp/crimp standard coaxial contacts. It had a line of SMA, SMB, SMC and MCX connectors that met military specifications. In addition, Retconn and its wholly owned subsidiary, S.T., offered cable terminations, specials and cable assemblies. As of the February 1999 sale of the Retconn and S.T business, the Company no longer manufacturers these product lines.

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

            Substantially all of the parent company's gold requirements are currently purchased from Fleet Precious Metals ("Fleet") pursuant to a consignment agreement. Under the agreement, Fleet has agreed to advance up to the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870,000. The agreement provides that title to the gold remains with Fleet until the finished material is shipped, at which time the parent company is required to replace the gold. The prices paid by the parent company for its purchases are generally based upon the Comex or the Second London gold price and are fixed automatically on a first-order, first-priced basis. The parent company pays for gold in cash as of the date of purchase and pays a fee computed daily, currently at the rate of 5% per annum, based upon the value of gold consigned to the parent company. The revised and amended agreement with Fleet expires on June 30, 1999. The Company believes that there are alternative sources of supply for the parent company's gold requirements in the event that the agreement with Fleet is terminated.

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

      The Company also purchased certain components used in the assembly of coaxial contacts and connectors from such companies as MGB and Sorenson Engineering until the February 1999 sale of the Retconn and S.T businesses.

      The Company's Services Group purchases polishing materials, gases and chemicals and specialized equipment from various suppliers. These vendors include, but are not limited to, Empak, Rodel and Hubbard Hall.

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

      The manufacturing process for metal matrix composite heat dissipation and recreational products consists of manufacturing a tool and die for the specific part, pressing the powdered materials in a powdered metal press, sintering the parts in a furnace, and machining them to the customer's specifications. The parts are then cleaned, plated, tested and packaged for shipment.

      Silicon wafer polishing and reclaiming services begin with incoming inspection of customer wafers. The wafers are sorted for reclaim suitability and conformance to customer specifications. A report is then sent to the customer indicating which wafers are reclaimable. While the Company from time to time procures its own wafers, the majority of the wafers it processes are owned by its customers. The customer usually retains title to the reclaimable wafers throughout the polishing and reclaiming process. The wafers are then processed to remove all diffusions and deposited layers (i.e., polysilicon, metals, nitrides, oxides, etc.). A two step polishing process, similar to that which is utilized by silicon suppliers, is then performed. The wafers are then cleaned with a front and back side scrubbing followed by rinsing, drying and further removal of particles. All cleaning is done in certified clean rooms utilizing deionized water. Product quality is assured through procedural discipline and Statistical Process Controls. The Company has achieved the ability to regularly process wafers with particles of less than .12 microns in size, with extremely low trace metals. The Company believes that its processing capability is comparable to that of any reclaiming capability in the world.

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

      The parent company usually operates on an eight-hour daily shift five days per week, with its tape on reel production and aluminum wire drawing operating on a two or three shift basis, consistent with business requirements. Polese usually operates seven days per week, with its various departments running two to three shifts per day, consistent with business requirements. ASP usually operates on a three shift basis five days per week. Management believes that the Company possesses sufficient capacity to expand production of its existing products. The Company owns much of its equipment and when appropriate, leases certain equipment from third parties.

Quality Control

      The Company utilizes extensive in-house statistical process quality control procedures ("SPC"), excluding Retconn operations, and employs 24 persons engaged full-time in quality control functions.

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

      The Company is certified ISO 9000 (an international quality standard for the European community) at five of its operations, excluding Retconn, and holds various quality awards throughout the industries it serves. The Company believes that its ISO 9000 certifications are important in establishing the Company as a world class supplier and will greatly aid the Company in penetrating markets for the Company's products throughout the world. The Company is also designated as a "Q-1" supplier by The Ford Motor Company. One of the Company's divisions completed an initial QS 9000 Quality Control audit. Subject to resolution of pending audit issues, the Company expects to receive its final approval during early 1999. The Company believes that QS 9000 certification will be important to the Company's status as a world class supplier, especially within the automotive industry.

Marketing and Sales

      The Company's domestic and foreign sales efforts are directed towards customers in numerous industries where the Company's products have wide application. The Company engages independent sales representatives in various regions throughout the United States, Europe, South America, the Middle East and the Far East for marketing to customers. These sales representatives are paid on a commission basis. As of February 28, 1999, the Company had arrangements with 24 sales representatives in the United States and 16 sales representatives who market the Company's products in Europe , the Middle East, Far East and South America, including France, Germany, Italy, the United Kingdom, Sweden, Israel, Singapore, Hong Kong, China, Taiwan, Korea, Malaysia, the Philippines, Mexico and Brazil. The Company believes that the use of independent sales organizations, which typically specialize in specific products and areas and, accordingly, have specific knowledge of and contacts in particular markets, enhance the scope of the Company's marketing and sales efforts. Pursuant to agreements with independent sales representatives, such representatives are prohibited from carrying a line of products competitive with the Company's products. The Company continues to engage new sales representatives as needed. The Company believes that additional sales representatives are available, if required.

      The Company currently employs 25 inside sales and marketing personnel, including two of its executive officers, who are responsible for direct sales to the Company's customers. The Company's sales personnel also work closely with customers to solicit future orders and to render technical assistance and advice.

      Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company also advertises in trade publications, primarily in the United States.

Product and Process Development

      The Company places significant emphasis on product and process development and believes that such efforts are important to take advantage of market trends and to maintain its competitive position. The Company's product and process development activities include refinement of its manufacturing and processing capabilities and improvement in the metallurgical composition, durability and reliability of its products. The Company's technical personnel and outside consultants conduct specific projects to enhance performance of the Company's products and to meet specific customer requirements. In the past years these efforts have led to the development of a new gold wire for flip chips, a copper/tungsten metal matrix composite for sole weights used in golf clubs, a high dissipation substrate that can be tailored for high thermal conductivity, a packaging process for die in tape on reel and process improvements which enable the Company's reclaiming facilities to produce wafers with particles of less than .12 microns and extremely low levels of trace metals.

      The Company has expanded its product lines and processing capabilities through various acquisitions and a joint venture, including the Company's acquisition of Polese in 1993, ASP in 1994 and Retconn in 1996, the ISP joint venture in 1996 and the SMS and S.T. acquisitions in 1997 and will continue to seek to expand through acquisitions and other strategic alliances. Not withstanding the sale of Retconn in February 1999, the Company continues to seek expansion of its product lines.

Customers

      The Company's products are sold principally to customers servicing the computer, automotive, aerospace, military, medical, semiconductor and communications industries. The Company's customers include Kyocera America, Motorola, IBM, Texas Instruments, National Semiconductor, Hewlett Packard, Analog Devices, Lucent, Berg Electronics, Hi-Tech Assemblies, Ford Motor Company, Delco Electronics, ST Electronics, Northern Telecom, Cardiac Pacemakers, Medtronics/Micro-Rel and Wafernet.

      For the years ended December 31, 1998 and 1997, sales of the Company's products, to the Company's five largest customers accounted for approximately 29% and 32%, respectively, of the Company's revenues. For the years ended December 31, 1998 and 1997, single, but different, customers accounted for approximately 10 % and 11% of the Company's total revenues.

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

      To date, the Company has relied upon foreign markets, including Europe and the Far East, for a portion of its revenues. For the years ended December 31, 1998 and 1997, direct sales of the Company's products into foreign markets accounted for approximately 15% of the Company's consolidated revenues. Sales of the Company's products to foreign customers are made through 16 foreign manufacturer's representatives. The Company believes that a portion of its revenues will continue to be derived from the sale of its products in foreign markets, which will result in the Company's being subject to risks associated with foreign sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and export quotas and other trade restrictions. The Company is not aware of any foreign tariffs with respect to products marketed by the Company. Although export sales are subject to certain governmental restrictions, the Company has not experienced any difficulties with foreign or domestic trade restrictions.

Backlog

      The Company manufactures standard and custom products pursuant to customer purchase orders. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty to the customer. At January 2, 1999 and 1998, the Company's backlog of orders, excluding Retconn and ST, believed to be firm was approximately $15,161,000 and $16,511,000, respectively. Backlog of the Company's Retconn and S.T. Businesses which were sold in February 1999, were $3,538,000 at January 2, 1999 and $4,132,000 at

January 2, 1998. The Company believes that the majority of the Company's backlog of orders existing as of January 2, 1999 will be shipped over the next twelve months.

Competition

      The market for the Company's products is highly competitive. The Company competes with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the development, sale and service of products. Such companies include Kulicke & Soffa Industries, Inc., Tanaka, Heraeus, Polymetallurgical Corporation, Coining Corp., Williams Advanced Materials, Climax Specialty Metals, Inc., Johnson Matthey, A.T. Wall, Exsil, Sumitomo Corporation, Phoenix Electronics Company of Chicago, Inc., Radiall, Inc.,Kobe, Precision, Huber and Suhner, Inc. and Amphenol Corporation. The Company believes that it is one of a limited number of manufacturers of all of its primary products and services: fine wire and metal ribbon, precision metal stampings, seal frames, other EDM products, powdered metal heat dissipation and recreational products, coaxial contacts and connectors, cable assemblies and harnesses and polishing and reclaiming of silicon wafers. The Company believes that this capability provides an advantage in marketing products to customers which seek to limit the number of their suppliers. As discussed herein, after the February, 1999 sale of the Retconn and S.T the Company no longer competes in the coaxial contacts and connectors, cable assemblies and harnesses markets.

      The ability of the Company to compete successfully will depend in large measure on its ability to fund and maintain development capabilities in connection with upgrading its products and quality control procedures and to adapt to technological changes and advances in the electronics industry, including ensuring continuing compatibility with evolving generations of electronic components and manufacturing equipment.

Patents and Proprietary Information

      The Company's ability to compete effectively may be materially dependent upon the proprietary nature of its technologies. The Company has been issued a patent for a Method for Making Heat-Dissipating Elements for Micro-Electronic Devices. Polese Company utilizes this proprietary method to manufacture copper/tungsten heat dissipation products. The powdered metal technology covered by this patent was acquired by the Company in connection with the Polese Company acquisition. In addition, Polese Co. has received a patent covering its newly developed material, Nitral(TM). Few of the Company's other manufacturing processes or products are protected by patents.

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

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. The Company is also subject to various state and local laws which are the counterparts of CERCLA and/or RCRA in the jurisdictions where the Company maintains facilities (New York, California, Connecticut and Rhode Island). The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations. The Company continually evaluates its environmental and safety practices with respect to such requirements and maintains all required licenses or permits.

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

Executive Corporate Officers of the Company

      Gilbert D. Raker, 55, President since December 31, 1995; Chairman of the Board and Chief Executive Officer of the Company since May 1990; Vice President of the Company from November 1988 until May 1990.

      Frank J. Polese, 42, Vice Chairman of the Company since January 1996 and a Director of the Company since July 1993. Mr. Polese also served as President of the Company from January 1994 through December 1995. From August 1991 until November 1996 and again since March 1997, Mr. Polese has served as President of Polese Company, which was acquired by the Company on May 27, 1993, prior to which Mr. Polese was its sole shareholder. Prior to August 1991, Mr. Polese was a manufacturer's representative specializing in products incorporated into microelectronic packages for the electronics industry.

      Kenneth J. Huth, 60, Executive Vice President of the Company since January 1994, President of the Company from January 1990 to December 1993 and President of the Semiconductor Packaging Materials division since July 1998. From 1972 until December 1989, Mr. Huth served as President of Kenneth J. Huth, Inc., a manufacturer's representative specializing in precision stampings and related products for the electronics industry.

      Douglas G. Sages, Vice President and Chief Financial Officer, resigned February 22, 1999.

Employees

      As of February 28, 1999, the Company employed approximately 524 persons. All manufacturing personnel are paid on an hourly basis. The majority of employees are employed full-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2. Properties.

      The Company's executive offices and the parent's manufacturing facility are located in a 43,700 square foot building in Armonk, New York. The Company's Armonk facility is suitable for the Company's current needs and is estimated to be currently operating at approximately 50% of its productive capacity. The property is well maintained and in good condition. SPM opened a 3000 square foot facility in Casablanca, Morocco in January, 1999 to supply aluminum bonding wire to North Africa and Europe.

      Polese entered into an agreement to lease approximately 24,211 square feet of industrial space at 10103 Carroll Canyon Road and 34,615 sq. ft. at 10111 Carroll Canyon Road, San Diego, California. The lease term commenced on March 31, 1998 and expires on March 31, 2004 and calls for an initial monthly rental of $29,833 for the first eight months, increasing to $35,296 for the next 4 months, with a 3% annual rent increase in the second through sixth years. The performance of Polese Company's obligations under the lease is guaranteed by the Company. Polese Company also leases approximately 10,600 square feet at 8680 Mirilani Drive, San Diego, California. The lease term commenced on May 1, 1997 and expires on December 31, 1999 and calls for a monthly rental of $5,760 with an increase of 4% effective January 1, 1998. The facilities are suitable for the Company's current needs and are currently operating at approximately 80% of their productive capacity. The properties are well maintained and are in good condition.

      ASP owns a 28,000 square foot facility in Providence, Rhode Island. The facility is suitable for the Company's current needs and is currently operating at approximately 70% of its productive capacity. The property is well maintained and is in good condition. ASP formerly operated two leased facilities in Garland, Texas; a 26,590 square foot facility at 2985 Market Street ("Market Street"), and a 16,600 square foot facility at 2613 Industrial Lane ("Industrial Lane"). In March, 1998 the Company closed the Garland Texas facilities and shifted certain production and equipment to its Providence and Helmond facilities. The Company completed its remaining lease obligations and vacated these facilities as of February 28, 1999. American Silicon Products, B.V.'s operations are located in a facility of approximately 25,800 square feet at Achterdijk 8, 5705 CB, Helmond, Netherlands. This facility was purchased on December 1, 1997 by ASP. The Helmond facility is suitable for the Company's current needs and is currently operating at approximately 70% of its productive capacity. The facility consists of production, office and warehouse space and is well maintained and in good condition.

      As described herein, the Company sold its Retconn and S.T. businesses in February 1999. Retconn's primary operations were located in a 12,000 square foot facility in Torrington, Connecticut occupied on a month to month basis with annualized lease payments of $56,525. Retconn also leased a 6,360 square foot facility near its main facility to house its cable assembly operation. This lease expired on October 31, 1998 and called for monthly rentals of $3,000. The facilities were suitable for the Company's needs and operated at approximately 90% of their productive capacity during the latest fiscal year

      S.T. Electronics operations were housed in three separate manufacturing "suites" totaling approximately 6030 square feet, located in Rancho Cordova, CA. The lease was for a three year period, which commenced on July 30, 1997 with a monthly lease payment of $4,500 per month. The facility was suitable for the Company's needs and operated at approximately 70% of its productive capacity during the last fiscal year.

Item 3. Legal Proceedings.

      The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company. The Registrant received notice, on January 5, 1998, that a shareholder class action was filed against it, its Chief Executive Officer and its Chief Financial Officer, in the United States District Court for the Eastern District of Pennsylvania on November 18, 1997, for an indeterminate amount of damages, (Blum et.al. v. Semiconductor Packaging Materials Co., Inc., et. al. (97CV 7078)). On May 5, 1998, the United States District Court for the Eastern District of Pennsylvania dismissed the case. An appeal of the order dismissing this lawsuit was not filed within the period permitted for such appeal.

      Separately, the Northeast Regional Office of the Securities and Exchange Commission is conducting a private investigation pursuant to a formal order, captioned "In the Matter of Trading in the Securities of Semiconductor Packaging Materials Co., Inc.", to determine whether any persons may have violated the federal securities laws in connection with the purchase or sale of the Registrant's securities prior to the December 30, 1996 announcement relating to its anticipated financial results for the fourth quarter of fiscal 1996. As a general matter, the Commission takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Registrant cooperated fully with the Commission in its investigation which commenced in early 1998. Since June 1998, the Company has not received any additional requests for information or communications from the SEC concerning this matter.

Item 4. Submission of Matters to a Vote of Security-Holders.

      No matter was submitted to a vote of security holders during the quarter ended December 31, 1998.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      Since April 8, 1996, the Company's Common Stock has traded on the NASDAQ National Market (Ticker Symbol: SEMX). Prior thereto, the Company's Common Stock was traded on the American Stock Exchange (Ticker Symbol: SEM).

      The prices of the Company's Common Stock for each quarter during 1998 and 1997 were as follows:

                                        1998                        1997
                                  ----------------            -----------------

                                  High         Low            High          Low
                                  ----         ---            ----          ---
1st Quarter ..............        9-1/2        7-1/4         12-1/4        7-5/8
2nd Quarter ..............        8-1/2        5             10-1/8        7
3rd Quarter ..............        6-1/2        2-1/8         14-1/2        8-1/2
4th Quarter ..............        4-7/8        2-1/16        14-1/2        6-7/8

As of April 9, 1999 (the "record date") there were approximately 101 holders of record of the Company's Common Stock and approximately 3,700 beneficial holders. On March 31, 1999, the high and low bid price of the common stock was $1.875 and $1.625 per share, respectively. The Company paid no dividends on its Common Stock in 1998 or 1997.

Item 6  SELECTED FINANCIAL DATA

                                             Year Ended December 31,
(Dollar amounts in thousands;    -----------------------------------------------
per share amounts in dollars)    1994     1995      1996      1997       1998

Operating Data:

  Revenue                      $16,485   $28,064   $46,027   $71,076   $ 65,903

  Net income (loss)            $   736   $ 2,526   $ 3,805   $ 3,793   ($11,958)

Amounts Per Common Share:

  Basic                        $   .25   $   .53   $   .64   $   .62   ($  1.98)

  Diluted                      $   .21   $   .50   $   .62   $   .61   ($  1.98)

  Weighted average number
  of common and common
  equivalent shares:

  Basic                          2,965     4,784     5,968     6,070      6,054

  Diluted                        3,498     5,064     6,170     6,232      6,054


  Dividends declared           $     0   $     0   $     0   $     0   $      0


Balance Sheet Data:

  Working capital (deficiency) $   789   $ 9,175   $10,947   $ 9,486   ($14,064)

  Total assets                 $24,929   $36,071   $56,489   $91,865   $ 82,324

  Long-term obligations
  excluding current portion    $10,475   $ 2,863   $12,432   $32,717   $ 13,055

  Shareholders' equity         $ 7,706   $29,261   $33,940   $37,458   $ 25,371

(1) Financial data presented includes the results of the following acquisitions: American Silicon Products in December 1994, Retconn in January 1996, Silicon Materials Service in January 1997 and S.T. Electronics in July 1997. For details relating to these acquisitions please reference the Management Discussion and Analysis, Liquidity and Capital Resources sections.

(2) Financial data presented for 1998 includes special charges. For details please reference the Management Discussion and Analysis section.

(3) Amounts per common share for the years ended prior to December 31, 1997 have been restated to conform to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted during the fourth quarter of 1997.

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

Fiscal Year Ended
December 31                                     1998          1997         1996
                                               ------        ------       ------
Net Sales                                       100.0         100.0        100.0
Cost of Sales                                    80.6          71.3         66.7
Gross Profit                                     19.4          28.7         33.3
Selling, General and
  Administrative Expenses                        24.0          16.9         17.8
Operating Income                                (21.6)         11.8         15.4
Interest Expense (Net)                            5.3           3.7          2.0
Income (Loss)
  before Income Taxes                           (26.9)          8.1         13.4
Provision  (Credit)
  for Income Taxes                               (8.3)          3.1          5.3
Net Income (Loss)                               (18.1)          5.3          8.3

RESULTS OF OPERATIONS (1998 compared to 1997)

Total revenue for 1998 decreased $5,173,000, or 7.3%, from the comparable 1997 period.

Sales by the Company's Materials Group for the year ended December 31, 1998 decreased $505,000, or 1.1% from the 1997 period. The Materials Group includes the Company's SPM, Polese and Retconn business units. The sales decline was primarily due to a $2,003,000, or 10.8% decrease at Polese, offset by an increase of $1,529,000, or 9.3% at Retconn. 1998 Retconn sales included a full years revenue from S.T. Electronics, Inc., which was acquired in July 30, 1997. Sales at SPM were slightly down from 1997 levels. In 1998, the sales decrease at Polese was primarily due to a downturn in sales of heat dissipation products as they relate to the communications and computer related marketplaces.

Service revenue from the Company's Service Group for the year ended December 31, 1998 decreased $4,668,000 or 20.3% from the 1997 period. The Service Group includes the Company's American Silicon Products "(ASP)" and International Silicon Products Pte. Ltd. ("ISP") business units. The 1998 decrease included a $5,860,000, or 26.3% decrease in revenue at ASP's U.S. and European operations, which was partially offset by increased revenue of $1,192,000 from ISP. The Services Group revenue decrease was the result of a slowdown in the demand for reclaimed wafers and pricing pressures caused by a downturn in the semiconductor industry.

Direct sales of the Company's products into foreign markets accounted for 15% of consolidated revenue for the years ended December 31, 1998 and 1997. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A. R. L. ("S.A.R.L."), and in Singapore, International Silicon Products Pte. Ltd. ("ISP"). In the year ended December 31, 1998 and 1997, the Company derived revenue from ASP B.V. of $3,230,000 and $3,168,000 respectively, revenue from S.A.R.L. of $192,000 and $0 respectively, and revenue from ISP of $1,936,000 and $744,000, respectively. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for both in local currencies and in U.S. dollars. Sales for ASP B.V., S.A.R.L. and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, and Singapore Dollars respectively and account for 8 % and 6 % of the consolidated revenue for the years ended December 31, 1998 and 1997, respectively.

The Company's consolidated backlog as of December 31, 1998 was $18,699,000. This compares to consolidated backlog of $20,643,000 at December 31, 1997. The $1,944,000 decrease, which includes a $594,000 decrease in the backlog of Retconn which was sold in February 1999, was primarily the result of $200,000 and $2,334,000 decreases at Polese and ASP, respectively. These decreases were partially offset by a $1,204,000 increase in the backlog of SPM. The decrease at Polese was the result of a significant decrease in order levels by a customer servicing the communication related industry. In 1999, Polese has seen a significant increase in its backlog from December 1998 levels primarily from increased order inflow from its communications, computer and recreational products customers and has recently seen an increase in order levels from the customer which had decreased order levels in 1998. While ASP's backlog has recently improved, it still remains at depressed levels due to the continuing slowdown in the semiconductor industry.

Gross profit for 1998 decreased $7,599,000, or 37.3% from the comparable 1997 period. In the Materials Group, the decrease was primarily due to a $3,756,000, or 78.6% decrease at Polese, a $452,000, or 8.4% decrease at Retconn and a $1,156,000, or 24.3% decrease at SPM. During the fourth quarter of 1998 the Company's Materials Group adjusted the carrying value of its inventories in response to changing semiconductor and microelectronic market conditions and realized charges of $1,267,000 to cost of sales to record provisions for excess and obsolete inventory. Materials Group gross profit in 1998 reflected the decreased sales levels as well as provisions for excess and obsolete inventory. In the Services Group, ASP's gross profit decreased $2,711,000, or 46.5% during 1998 as a result of decreased sales and pricing pressures. Gross profit declines during 1998 at ASP were partially offset by an increase in gross profit of $414,000 at ISP. Gross margin in the Materials Group decreased to 20.1% in the 1998 period from 30.9% in the 1997 period. As a result of the foregoing, consolidated gross margin for the Company decreased to 19.4% in 1998 from 28.7% in the 1997 period

Selling, general and administrative ("SG&A") expenses in 1998, excluding $11,217,000 of special charges, increased $3,796,000, or 31.7% over the 1997 period. The increase was primarily due to increased legal fees, corporate staff, and infrastructure additions at the operational level in sales and research and development. SG&A expenses as a percentage of revenue, excluding special charges, increased to 24% in the 1998 period from 17% in the 1997 period.

In 1998, the Company recorded special charges of $11,217,000, the majority of which relate to a review of the carrying values of the Company's Service Group Assets and the closing of a Service Group plant. During the first quarter of 1998, the Company recorded a charge of $1,950,000 in conjunction with a restructuring of the Service Group that included closing its Texas operation and consolidating domestic business and equipment into the Group's Rhode Island facility. As a result of the Services Group's inability to achieve the improvements anticipated by the restructuring plan, primarily due to a more severe than anticipated market decline, the division continued operating at a loss in 1998. This triggered an impairment and utilization review of the Services Group's long lived assets. The review identified approximately $4,700,000 of excess Services Group equipment that was written down to estimated fair value, less cost of disposal. In addition the Company wrote down approximately $2,700,000 of Goodwill associated with certain Texas facility customers and lines of business that have been eliminated. Due to continuing financial problems of the Service Groups 51% owned Singapore operation, the Company recorded an asset impairment of $1,000,000 in response to uncertainty regarding the ultimate recoverability of its investment.

The Company's Material's Group recorded a Special charge of $620,000 in the fourth quarter consisting of a write down of $473,000 in goodwill associated with a line of business that has been eliminated and the write down of $147,000 of surplus equipment.

Net interest expense for the 1998 period increased $874,000 from the 1997 period primarily due to increased interest costs associated with debt incurred with the SMS and ST acquisitions, the ISP startup and increased capital lease obligations.

A credit of $5,500,000 for income taxes was recorded for the 1998 period as compared to a $2,214,000 provision in the 1997 period. In the 1998 period, the Company received a tax credit at an effective rate of (31%) as compared to an effective tax rate of 38% in the comparable 1997 period. The 1998 losses have generated Net Operating Loss ("NOL") carryforwards for income tax purposes, which are available to offset future taxable income.

Excluding $1,000,000 in special charges, the Company has included a $740,000 loss before income taxes and minority interest, as compared to $677,000 in the 1997 period, associated with ISP in its income before minority interest in loss of consolidated subsidiary. The Company has a 50.1% interest in the joint venture and has accordingly excluded $244,000, net of tax, as compared to $223,000 in 1997, or 49.9% of such loss from its consolidated net income.

As a result of the foregoing, the net losses for 1998 amounted to $11,958,000 as opposed to net income of $3,793,000 in 1997. In 1998, as a result of the above and special charges taken during the year, all of the Company's operations sustained a loss except for Retconn.


RESULTS OF OPERATIONS (1997 compared to 1996)

Total revenue for 1997 increased $25,049,000, or 54%, over the comparable 1996 period. Sales by the Company's Materials Group increased $14,889,000 or 45% over the 1996 period. The sales growth was due to a $8,704,000, or 89% increase at Polese Company, an increase of $5,276,000, or 48% at Retconn, which includes revenue of $1,944,000 from S.T. Electronics, Inc., which was acquired on July 30, 1997 and in increase at the parent company of $909,000 or 7% from prior year levels. In 1997, the sales increase in the Materials Group was primarily due to increased sales to the growing communications and computer marketplace. Service revenue generated by the Company's Service Group increased $10,160,000 or 79% over the comparable period. This increase included a $9,416,000, or 73% increase in revenue at ASP, which includes revenue of $10,451,000 from the January 23, 1997 acquisition of Silicon Materials Service and Silicon Materials Service, B.V. and revenue of $744,000 from International Semiconductor Products Pte Ltd. While revenues increased in the 1997 period, the Services Group revenue growth has been impacted by the slowdown in the semiconductor industry. For 1997 and 1996, direct sales of the Company's products into foreign markets accounted for slightly less than 15% and 10%, respectively, of consolidated revenue. The Company currently maintains foreign manufacturing operations in Singapore and in the Netherlands. In 1997, the Company derived $3,912,000 or 6% of its consolidated revenue from its foreign manufacturing operations. Foreign sales are made through sixteen foreign manufacturer's representatives and are priced and paid for in both local currencies (Dutch Florins and Singapore Dollars)and in US Dollars. The Company believes that its revenue has been, and will be, affected by the cyclical nature of the industries it serves. The SMS acquisition, and the Company's joint venture in Singapore, further increases the Company's reliance on the semiconductor industry. During the 1997 period, the Company has not experienced any significant impact on revenue or earnings from the economic instability being experienced in Asia.

Gross profit for 1997 increased $5,067,000, or 33%, from the comparable 1996 period. In the Materials Group, the increase was primarily due to a $2,738,000, or 133% increase at Polese, gross profit of $2,051,000, or 63% increase at Retconn and a $468,000, or 11% increase at SPM. In the Services Group, ASP's gross profit increased $104,000, or 2% and ISP had a gross profit loss of ($293,000). While gross margin in the Materials Group increased to 31% in the 1997 period from 29% in the 1996 period, consolidated gross margin for the Company decreased to 29% in 1997 from 33% in the comparable 1996 period. The decrease in consolidated gross margin was caused by a decrease in the Services Group gross margin which decreased from 44% in the 1996 period to 24% in the 1997 period, due to the acquisition of SMS, which has gross margins significantly below those of ASP, a gross profit loss at ISP and increased depreciation and manufacturing costs at ASP's Rhode Island operation.

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

Year 2000

The year 2000 problem arises since many computer programs and some pieces of computer hardware manipulate and store dates as a two-digit field and are unable to recognize dates past December 31, 1999.

The Company has completed its initial assessment of the systems and software at all of its operations, including external interfaces with critical suppliers and customers. The Company is in the process of replacing non-compliant hardware, installing new manufacturing enterprise computer software systems at SPM and installing software upgrades that are year 2000 compliant at its other locations. The Company expects to complete the installation and testing of these new systems and upgrades by the end of 1999. Outside suppliers, and customers have been contacted and requested to complete the Company's assessment questionnaire. The Company has completed its review of all of the assessment questionnaires received and is re-contacting third parties who have not responded to date.

The Company has expended approximately $300,000 to date and estimates that the remaining incremental cost of addressing the potential Year 2000 problem beyond those expenditures already incurred will be less than $250,000 based upon the information assembled to date.

In the event that the company's internal software project is not completed, the Company anticipates that the existing systems could continue functioning without undue business interruption while the new software installation and testing is completed. Failure of the Company to achieve year 2000 compliance is not anticipated to have a material adverse impact on the operations of the Company. The Company can not predict the potential effect of third parties "Year 2000" issues on its business for those third parties that either do not complete their own Year 2000 compliance or do not respond to the Company's assessment questionnaire in a timely manner.

                         LIQUIDITY AND CAPITAL RESOURCES

General

To support the Company's growth the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, its line of credit facility, term loans from the Bank, other bank financing including gold consignment supply agreements, and capital leases. The Company has Bank short term debt maturities, standby letter of credit maturities, gold consignment agreements and debt service requirements which are presently deferred until June 30, 1999 under a limited forbearance agreement with its banks. The Company completed the sale of its Retconn business on February 19, 1999 and repaid $22,191,000 of existing Bank debt. The Company is pursuing several additional courses of action to address its remaining Bank debt service, gold consignment supply needs and refinancing needs.

Summary of 1998 Activity

At December 31, 1998, the Company had cash and cash equivalents of $1,141,000 and an available balance on its revolving credit facility of $200,000 as compared to $2,260,000 and $4,525,000 respectively at December 31, 1997.

Net cash provided by operating activities in 1998 amounted to $872,000 as compared to $3,063,000 in the comparable 1997 period. Cash provided by operations decreased compared to 1997 principally as a result of 1998 losses before non cash special charges and due to a dimunition in its working capital. While the Company significantly decreased its trade receivables and inventory levels in 1998, such decreases did not offset the more significant use of cash for reductions in its trade payables. The increase in the deferred tax assets is due to net operating loss carryforwards generated by the 1998 losses, which are available for utilization in 1999, and future years to offset future taxable income.

To support the Company's facilities and productive processes, in 1998 and 1997, the Company invested $3,063,000 and $13,119,000, respectively, in property and equipment. This investment excludes $3,078,000 and $4,271,000, respectively, in the 1998 and 1997 periods for equipment acquired under capital leases. Capital expenditures in 1997 included approximately $7,400,000 in machinery and equipment purchased for a new wafer reclaim facility in Singapore and approximately $996,000 for purchase of a formerly leased facility in the Netherlands. The majority of capital lease arrangements which the Company has entered into have lease terms of five years and provide for a bargain purchase when the lease term expires. At December 31, 1998, the Company had capital commitments of approximately $1,121,000 for the ongoing upgrade of the Company's manufacturing equipment. The Company believes that the lease financing available to it for certain equipment together with cash flow from operations will be sufficient to fund its capital needs.

Net Cash provided by financing activities amounted to $916,000 in 1998 as compared to $21,469,000 during 1997. During 1998, the Company's borrowings included $1,000,000 under a interim term facility, $4,925,000 under its Bank revolving line of credit and $690,000 from an overseas bank. Debt repayments during 1998 of $3,371,000 include $2,450,000 in Bank term debt, $521,000 in notes payable and $400,000 in mortgages and other debt. In addition, the Company made payments of $2,222,000 under capital leases obligations. During 1998, the Company also repurchased 34,600 of its shares to be held in treasury, at a cost of $212,000.

Factors Affecting Future Liquidity

In January 1997, the Company entered into a $21,000,000 five-year term loan ("Term Loan") with First Union Bank and Fleet National Bank (collectively the "Bank"). Pursuant to the Term Loan agreements and Interim Term Loan agreements, as amended, the Bank has a first priority security interest in substantially all of the Company's assets. The loan agreements provide, among other things, that the Company maintains certain financial ratios. The Company is also subject to restrictions relating to incurring additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. Under a limited forbearance agreement, as amended, the Bank extended a previous waiver of the Term Loan's financial ratio covenants, agreed to waive principal payments of $350,000 per month from August 1, 1998 forward and set the maturity of the Term Loan at June 30, 1999.

In January 1997, the Company entered into a $15,000,000 line of credit with the Bank that originally expired in February 1999. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to June 30, 1999. This credit line includes a standby letter of credit for ISP in the amount of approximately $3,000,000. Interest is payable monthly at the lower of the Bank's loan pricing rate or a Eurodollar rate plus 2.25%. The line of credit is collateralized by substantially all of the company's assets and provides for limited availability based upon the eligible percentages of the Company's receivables and inventory. The line of credit, as amended, is subject to the same restrictions and financial covenants governing the Term Loan and Interim Term Loan. As of December 31, 1998 and January 30, 1999 the Company was in technical default of certain financial ratio covenants. The Company is continuing to have discussions with the Bank concerning the waiver of the technical default and was in compliance with its financial ratio covenants in February 1999 and continues to make monthly interest payments.

On June 19, 1998 the Company entered into a 90-day note for $1,000,000 ("Interim Term Loan") with the Bank to supplement the Company's working capital requirements. The Interim Term Loan note provided for the payment of interest monthly and for the repayment of principal on October 1, 1998. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to June 30, 1999. As of December 31, 1998 and January 30, 1999 the Company was in technical default of certain financial ratio covenants. The Company is continuing to have discussions with the Bank concerning the waiver of the technical default and was in compliance with its financial ratio covenants in February 1999 and continues to make monthly interest payments.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which expired December 23, 1998. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to June 30, 1999. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870,000. The Gold Consignment Agreement requires the Company to pay a consignment fee of 5.0 % per annum based upon the value of all gold consigned to the Company. The Company is currently in discussions with FPM and other lenders to extend and/or negotiate a new agreement.


The limited Forbearance Agreement discussed, herein, was originally signed in August 1998 and later amended in 1998 and early 1999. The Forbearance Agreement, as amended, waived Term Loan principal payments of $350,000 per month from August 1 forward, extended a previous waiver of financial ratio covenants, set the Term Loan maturity date to June 30, 1999 and also extended the maturity of the Interim Term Loan, the Revolving Credit Agreement, the standby letter of credit and the Gold Consignment agreement to June 30, 1999. The Company is pursuing a number of courses of action to restructure or refinance its existing debt and Gold Consignment agreement. These include continuing negotiations with the current lenders, discussions with other prospective lenders and investigation of the sale of one or more of its subsidiaries as a means of paying its debt obligations. On February 19, 1999, the Company sold its Retconn business and used $22,191,000 of the cash proceeds to repay $15,050,000 of bank term debt and $7,141,000 of line of credit borrowings. Although the Company believes that it is presently meeting all of the Bank's covenants, as amended, and is paying interest as due on its obligations, there is no assurance that the Company will be able to successfully renegotiate the terms of its existing credit/consignment agreements and/or negotiate new financing arrangements and/or realize cash through the sale of one or more of its subsidiaries. Failure to achieve the necessary financing could have a material adverse effect on the Company.

The Company's 50.1% owned Singapore operation ("ISP") is currently in discussions with its bank and may not be able to meet its financing obligations through cash flow from operations without a change in its existing arrangements. In May 1998, the Company invested an additional $385,000 in ISP in the form of a redeemable convertible bond. The Company and ISP are pursuing a number of courses of action designed to provide future capital resources including discussions with its ISP's lenders to obtain principal repayment forbearance as well as discussions with other investors who would provide a new source of equity capital. There is no assurance that ISP will be able to successfully renegotiate the terms of its existing credit agreements and/or realize cash through an equity investor. Failure to achieve the necessary financing would have a material adverse effect on ISP. In addition, ISP's bank could draw down the S$5,000,000 (approximately $3,000,000 at December 31, 1998) standby letter of credit provided by the Company's Bank. There is no assurance that the Company would have the resources available to repay the Bank immediately as required by the Company's Bank agreement in which case an event of default would exist. Failure to repay the drawn Letter of Credit would have a material adverse effect on the Company.

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years, Mr. Polese has the right to receive 10% of (i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. Through December 31, 1998, no amounts have been charged to operations pursuant to this agreement

On December 18, 1997, the Board of Directors authorized the Company to repurchase up to $2,000,000 of SEMX common stock on the open market. Repurchased shares will be held as Treasury shares and may be reissued in the future or may be reissued pursuant to the Company's stock option programs. As of December 31, 1998, the Company had repurchased 34,600 of its shares.

The Company continually seeks to broaden its product lines by various means, including through acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing. The Company is uncertain that without a restructuring or refinancing of Bank Debt, its working capital and internally generated funds and other sources of financing will be sufficient to satisfy the Company's currently anticipated cash requirements on both a short-term and long-term basis.

Forward Looking Statements

Except for historical information contained herein, this Form 10-K contains forward looking statements which are based on the Company's current expectations and assumptions. Various factors could cause actual results to differ materially from those set forth in such statements. These factors include, but are not limited to, the availability of continuing credit from the Company's banks, general economic conditions, increased competition, changes in government regulations, dependence on critical suppliers, increased operating costs, the cyclical nature of the semiconductor and microelectronics industries and the impact of the instability currently being experienced in Asia on the U.S. economy.

Item 7(a) Quantitative and Qualitative Disclosure About Market Risk

Not applicable.


Item  8.  Financial Statements.

The Company's consolidated financial statements are set for herein in Part IV beginning at Page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10, 11, 12 and 13. Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions.

      The information required by these Items is omitted because the Company will file a definitive proxy statement pursuant to Regulation 14A with the Commission, not later than 120 days after the end of the fiscal year, which information is herein incorporated by reference as if set out in full.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      The following is an index of the financial statements of the Company which are incorporated herein.


(a) (1) Financial Statements:

        Report of Independent Auditors                                F-2

        Consolidated Balance Sheet as of December 31, 1997 and 1998   F-3

        Consolidated Statement of Income for the Years
        Ended December 31, 1996, 1997 and 1998                        F-4

        Consolidated Statement of Shareholders' Equity for the Years
        Ended December 31, 1996, 1997 and 1998                        F-5

        Consolidated Statement of Cash Flows for the Years
        Ended December 31, 1996, 1997 and 1998                        F-6

        Notes to Consolidated Financial Statements                    F-7 - F-22

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

10.61 Credit Agreement dated as of January 23, 1997 between the Company and First Union Bank of Connecticut. (12)

10.62 Stock Purchase Agreement dated as of July 30, 1997 by and among Retconn Incorporated, Semiconductor Packaging Materials Co., Inc., Niwatana Chaimongkol, Somnuk Thongkumthamachart and S.T. Electronics, Inc. (13)

10.63 Fifth Amendment and Forebearance Agreement among SEMX Corporation and Subsidiairies and First Union Bank dated as of January 13, 1999

10.64 Asset Purchase Agreement by and among Litton Systems, Inc. and SEMX Corporation, Retconn Incorporated, S.T. Electronics, Inc. and Retconn SPM (Malaysia) SDN. BHD. Dated as of January 26, 1999 and related documents.

10.65 Sixth Amendment and Forebearance Agreement among SEMX Corporation and Subsidiaries and First Union National Bank dated as of February 19, 1999.

22          List of Subsidiaries of the Company

23.1 The Consent of Goldstein Golub Kessler LLP, the Company's independent certified pubic accountants, to incorporation by reference to Registration Statement on Form S-8 of their report dated February 5, 1999 except for Note 15 as to which the date is February 19, 1999.

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

            (12) Incorporated by reference to the Company's Form 8-K filed February 4, 1997 and amended by Form 8-K/A.

            (13) Incorporated by reference to the Company's Annual Report for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 20, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                    SEMX CORPORATION
                                      (Registrant)


                                 By: /s/ Gilbert D. Raker
                                 ---------------------------------
                                    Gilbert D. Raker, Chief Executive
                                    Officer, President, Chairman of the Board of
                                    Directors and Director


Dated:  April 14, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


 /s/ Gilbert D. Raker                                             April 14, 1999
-----------------------------------
Gilbert D. Raker, Chief Executive
Officer, President, Chairman of
the Board of Directors and Director

 /s/ Frank J. Polese                                              April 14, 1999
-----------------------------------
Frank J. Polese, Vice Chairman
and Director

 /s/ Kenneth J. Huth                                              April 14, 1999
-----------------------------------
Kenneth J. Huth, Executive Vice
President

 /s/ Mark A. Koch                                                 April 14, 1999
-----------------------------------
Mark A. Koch,
Controller and Secretary
Chief Accounting Officer

 /s/ Mark A. Pinto                                                April 14, 1999
-----------------------------------
Mark A. Pinto, Director

 /s/ John U. Moorhead, II                                         April 14, 1999
-----------------------------------
John U. Moorhead, II, Director

/s/ Andrew  Lozyniak                                              April 14, 1999
-----------------------------------
Andrew  Lozyniak, Director


 /s/ Steven B. Sands                                              April 14, 1999
-----------------------------------
Steven B. Sands, Director

 /s/ Richard D. Fain                                              April 14, 1999
-----------------------------------
Richard D. Fain, Director

                                               SEMX CORPORATION AND SUBSIDIARIES


                                                   INDEX TO FINANCIAL STATEMENTS
================================================================================


Independent Auditor's Report                                             F-2

Consolidated Balance Sheet as of December 31, 1997 and 1998              F-3

Consolidated Statement of Operations for the Years Ended
 December 31, 1996, 1997 and 1998                                        F-4

Consolidated Statement of Shareholders' Equity for the Years Ended
 December 31, 1996, 1997 and 1998                                        F-5

Consolidated Statement of Cash Flows for the Years Ended
 December 31, 1996, 1997 and 1998                                        F-6

Notes to Consolidated Financial Statements                            F-7 - F-22

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors
SEMX Corporation


We have audited the accompanying consolidated balance sheets of SEMX Corporation and Subsidiaries as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the pro forma consolidated balance sheet which gives effect to the sale of a subsidiary and the repayment of debt as described in Note 15 to the consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEMX Corporation and Subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the pro forma balance sheet presents fairly the financial position of SEMX Corporation and Subsidiaries as it would have appeared at December 31, 1998 had the transaction described in Note 15 been consummated at that date.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 5, 1999 except for Note 15 as to which the date is February 19, 1999

                                                                                     SEMX CORPORATION AND SUBSIDIARIES

                                                                                            CONSOLIDATED BALANCE SHEET
                                                                                                (dollars in thousands)
======================================================================================================================
                                                                                                               1998
----------------------------------------------------------------------------------------------------------------------
December 31,                                                                1997               1998          Pro forma
----------------------------------------------------------------------------------------------------------------------
                                                                                                            (Note 15)
ASSETS

Current Assets:
  Cash and cash equivalents                                             $  2,260           $  1,141          $     984
  Accounts receivable, less allowance for doubtful
   accounts of $181, $245 and $191, respectively                          10,789              8,007              5,480
  Inventories                                                             12,369             10,447              4,914
  Prepaid expenses and other current assets                                2,079                948                744
  Deferred income tax assets                                                   -              5,643              1,855
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                27,497             26,186             13,977
----------------------------------------------------------------------------------------------------------------------

Property plant and Equipment - at cost, net of accumulated
 depreciation and amortization of $10,163, $13,974
 and $13,357, respectively                                                42,031             38,352             36,720
----------------------------------------------------------------------------------------------------------------------

Other Assets:
  Goodwill                                                                19,788             15,938              8,981
  Technology rights and intellectual property                              1,077                963                963
  Other                                                                    1,472                885                815
----------------------------------------------------------------------------------------------------------------------
      Total other assets                                                  22,337             17,786             10,759
----------------------------------------------------------------------------------------------------------------------
      Total Assets                                                       $91,865            $82,324            $61,456
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                      $  7,322           $  5,262           $  4,164
  Accrued expenses                                                         2,602              2,947              2,544
  Income taxes payable                                                         -                  -              1,028
  Current portion of long-term debt and short-term
   obligations                                                             5,944             29,393              6,739
  Current portion of obligations under capital leases                      2,142              2,648              2,490
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                           18,010             40,250             16,965

Deferred Income Tax Liabilities                                            2,143              2,329              2,031

Long-term Debt                                                            26,670              6,657              5,638

Obligations under Capital Leases                                           6,047              6,398              5,710
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                   52,870             55,634             30,344
----------------------------------------------------------------------------------------------------------------------

Commitments and Contingency

Minority Interest in Subsidiary                                            1,537              1,319              1,319
----------------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
  Preferred stock - $.10 par value; authorized 1,000,000
   shares, none issued                                                         -                  -                  -
  Common stock - $.10 par value; authorized 20,000,000
   shares, issued 6,375,616 shares                                           638                638                638
  Additional paid-in capital                                              28,199             28,199             28,199
  Accumulated other comprehensive loss                                      (405)              (322)              (322)
  Retained earnings (accumulated deficit)                                  9,026             (2,932)             1,490
----------------------------------------------------------------------------------------------------------------------
                                                                          37,458             25,583             30,005
  Less treasury stock: 300,000, 334,600 and 334,600
   shares, respectively, at cost                                               -               (212)              (212)
----------------------------------------------------------------------------------------------------------------------
      Shareholders' equity                                                37,458             25,371             29,793
----------------------------------------------------------------------------------------------------------------------
      Total Liabilities and Shareholders' Equity                         $91,865            $82,324            $61,456
======================================================================================================================

                 The accompanying notes are an integral part of these statements

                                                                                     SEMX CORPORATION AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF OPERATIONS
                                                                               (in thousands except per share amounts)
======================================================================================================================
Year ended December 31,                                                        1996             1997              1998
----------------------------------------------------------------------------------------------------------------------
Revenue:
  Net sales                                                                 $33,140          $48,029           $47,524
  Service revenue                                                            12,887           23,047            18,379
----------------------------------------------------------------------------------------------------------------------
                                                                             46,027           71,076            65,903
----------------------------------------------------------------------------------------------------------------------

Cost of goods sold and services performed:
  Cost of goods sold                                                         23,552           33,185            37,982
  Cost of services performed                                                  7,165           17,514            15,143
----------------------------------------------------------------------------------------------------------------------
                                                                             30,717           50,699            53,125
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                 15,310           20,377            12,778

Selling, general and administrative expenses                                  8,203           11,992            15,788

Special charges                                                                   -                -            11,217
----------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                       7,107            8,385           (14,227)

Interest expense - net                                                          920            2,601             3,475
----------------------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit) for income
 taxes and minority interest in loss of consolidated
 subsidiary                                                                   6,187            5,784           (17,702)

Provision (benefit) for income taxes                                          2,445            2,214            (5,500)
----------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest in loss of
 consolidated subsidiary                                                      3,742            3,570           (12,202)

Minority interest in loss of consolidated subsidiary                             63              223               244
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          $  3,805         $  3,793          $(11,958)
======================================================================================================================

Earnings per common share:
  Basic                                                                    $    .64         $    .62          $  (1.98)
  Diluted                                                                  $    .62         $    .61          $  (1.98)
======================================================================================================================

Shares used in computing earnings per common share:
  Basic                                                                       5,968            6,070             6,054
  Diluted                                                                     6,170            6,232             6,054
======================================================================================================================

                 The accompanying notes are an integral part of these statements

                                                                                     SEMX CORPORATION AND SUBSIDIARIES

                                                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                                                                (dollars in thousands)
===================================================================================================================================
                                                                                                       Accumulated
                                                                                                          Other          Retained
                                                                                    Additional        Comprehensive      Earnings
                                                               Common Stock           Paid-in            Income        (Accumulated
                                                         Shares        Amount         Capital            (Loss)          Deficit)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996                              6,190,066        $619          $27,214               -         $   1,428
Net proceeds from exercise of stock warrants                1,200           -                2               -                -
Proceeds from exercise of stock options                   149,250          15              612               -                -
Tax benefit related to incentive stock option plan              -           -               97               -                -
Issuance of common stock                                   15,000           2              145               -                -
Net income and comprehensive income                             -           -                -               -             3,805
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1996                            6,355,516         636           28,070               -             5,233
Proceeds from exercise of stock options                    20,100           2              129               -                 -
Comprehensive income:
  Net income                                                    -           -                -               -             3,793
  Foreign currency translation adjustment -
   net of deferred taxes of $385                                -           -                -           $(405)                -
Total comprehensive income
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997                            6,375,616         638           28,199            (405)            9,026
Proceeds from exercise of stock options                         -           -                -               -                 -
Comprehensive income (loss):
  Net loss                                                      -           -                -               -           (11,958)
  Foreign currency translation adjustment -
   net of deferred taxes of $85                                 -           -                -              83                 -
Total comprehensive income

Purchase of treasury stock                                      -           -                -               -                 -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                            6,375,616        $638          $28,199           $(322)        $  (2,932)
===================================================================================================================================


=================================================================================================


                                                                                         Total
                                                            Treasury Stock           Shareholders'
                                                         Shares        Amount           Equity
-------------------------------------------------------------------------------------------------
Balance at January 1, 1996                              (300,000)           -            $ 29,261
Net proceeds from exercise of stock warrants                   -            -                   2
Proceeds from exercise of stock options                        -            -                 627
Tax benefit related to incentive stock option plan             -            -                  97
Issuance of common stock                                       -            -                 147
Net income and comprehensive income                            -            -               3,805
-------------------------------------------------------------------------------------------------

Balance at December 31, 1996                            (300,000)           -              33,939
Proceeds from exercise of stock options                        -            -                 131
Comprehensive income:
  Net income                                                   -            -                   -
  Foreign currency translation adjustment -
   net of deferred taxes of $385                               -            -                   -
Total comprehensive income                                                                  3,388
-------------------------------------------------------------------------------------------------

Balance at December 31, 1997                            (300,000)           -              37,458
Proceeds from exercise of stock options                        -            -                   -
Comprehensive income (loss):
  Net loss                                                     -            -                   -
  Foreign currency translation adjustment -
   net of deferred taxes of $85                                -            -                   -
Total comprehensive income                                                                (11,875)

Purchase of treasury stock                               (34,600)       $(212)               (212)
-------------------------------------------------------------------------------------------------
Balance at December 31, 1998                            (334,600)       $(212)           $ 25,371
=================================================================================================

                 The accompanying notes are an integral part of these statements

                                                                                     SEMX CORPORATION AND SUBSIDIARIES

                                                                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                                (dollars in thousands)
======================================================================================================================
Year ended December 31,                                                           1996             1997           1998
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                          $   3,805        $   3,793       $(11,958)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Write-offs and accrued special charges                                           -                -          9,267
    Gain on sale of property and equipment                                           -              (56)            --
    Depreciation and amortization of property and equipment                      2,240            4,072          5,182
    Other amortization                                                             689              855          1,022
    Deferred income taxes                                                          907            1,058         (5,542)
    Minority interest in subsidiary loss                                           (64)            (223)          (244)
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable                                  (951)          (3,195)         2,641
      (Increase) decrease in inventories                                        (2,784)          (2,298)         1,994
      (Increase) decrease in prepaid expenses and other current assets            (321)            (322)           539
      Increase (decrease) in accounts payable                                    1,209            3,210         (2,136)
      Increase in accrued expenses                                                 298            1,000            107
      Increase (decrease) in income taxes payable                                1,186           (1,497)            --
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                6,214            6,397            872
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                            (7,943)         (13,119)        (3,063)
  Payments for acquisition of subsidiaries, net of cash acquired                (8,111)         (14,939)            --
  Payment for technology rights                                                      -             (400)            --
  Proceeds from sale of property and equipment                                       -              278              -
  Increase in other assets                                                        (277)            (873)           129
  Investment in joint venture by minority interest (Note 2)                      1,996                -              -
----------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                  (14,335)         (29,053)        (2,934)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from exercise of warrants                                                 2                -              -
  Proceeds from exercise of stock options                                          627              131              -
  Net proceeds under revolving credit                                                -            6,875          4,925
  Payments under capital leases                                                   (937)          (1,617)        (2,222)
  Payments under long-term debt                                                   (721)          (4,263)        (3,371)
  Proceeds from long-term debt                                                   7,760           20,343          1,796
  Purchase of treasury stock                                                         -                -           (212)
  Cash received from equipment financing                                           677                -              -
----------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                7,408           21,469            916
----------------------------------------------------------------------------------------------------------------------
Effect of foreign translation on cash                                                -              (84)            27
----------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                         (713)          (1,271)        (1,119)
Cash and cash equivalents at beginning of year                                   4,244            3,531          2,260
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                     $   3,531        $   2,260      $   1,141
======================================================================================================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                 $     935        $   2,654      $   3,623
======================================================================================================================
    Income taxes                                                             $     307        $   2,849      $     285
======================================================================================================================

Supplemental schedule of noncash investing and financing activities:
  Machinery and equipment, net of trade-in, acquired under capital lease     $   3,523        $   4,271      $   3,078
======================================================================================================================
  Issuance of common stock in connection with the acquisition of a
   subsidiary                                                                $     146               --             --
======================================================================================================================
  Accrued amounts relating to acquisition of subsidiary                             --        $     621             --
======================================================================================================================
  Notes payable in connection with the acquisition of a subsidiary                  --        $   2,000             --
======================================================================================================================

                 The accompanying notes are an integral part of these statements

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

1.   PRINCIPAL                The accompanying consolidated financial statements
     BUSINESS                 include the accounts of SEMX Corporation ("SPM")
     ACTIVITIES AND           and its wholly owned and majority-owned
     SUMMARY OF               subsidiaries (collectively the "Company"). All
     SIGNIFICANT              significant intercompany transactions and balances
     ACCOUNTING               have been eliminated. As further described in Note
     POLICIES:                2, on January 2, 1996, the Company acquired
                              Retconn Incorporated ("Retconn"). Additionally, as described in Note 2, on August 28, 1996 the
                              Company established International Semiconductor
                              Products Pte Ltd. ("ISP"), a joint venture with an unrelated third party. As further described in
                              Note 2, on January 23, 1997 the Company acquired certain assets and assumed certain liabilities of Silicon Materials Service and the common stock of Silicon Materials Service, B.V. (collectively
                              "SMS") and on July 30, 1997, the Company acquired
                              S.T. Electronics Inc. ("ST"). The results of operations of Retconn, SMS and ST are included in the Company's consolidated financial statements from the dates of acquisition and the results of operations of ISP are included in the Company's consolidated financial statements from the date of its formation. On February 19, 1999, the Company completed the sale of its Retconn and ST businesses as described in Note 15.

                              The Company primarily provides specialty materials and services to the microelectronic and semiconductor industries and operates in two business segments consisting of the Materials Group and the Services Group. The Materials Group includes the Company's SPM, Polese Company, Inc. ("Polese") and Retconn business units. The Services Group includes the Company's American Silicon Products, Inc. ("ASP") and ISP business units.

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

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

                              disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                              The excess of cost over fair value of net assets acquired (goodwill), amounting to approximately $21,615 and $18,281 at December 31, 1997 and 1998,
                              respectively, is being amortized over periods ranging from 25 to 40 years using the straight-line method (see Note 2). Accumulated amortization at December 31, 1997 and 1998 was approximately $1,827 and $2,343, respectively. The Company reviews the carrying value of goodwill for impairment, periodically or whenever events or changes in circumstances indicate that the amounts may not be recoverable. The review for recoverability includes an estimate by the Company of the future undiscounted cash flows expected to result from the use of the assets acquired and their eventual disposition. An impairment will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets (see Note 13).

                              Certain technology rights, proprietary rights and intellectual property, amounting to approximately $1,350 and $1,311 at December 31, 1997 and 1998,
                              respectively, are being amortized over periods ranging from 11 to 17 years using the straight-line method. Accumulated amortization at December 31, 1997 and 1998 was approximately $273 and $348, respectively.

                              The Company elected to measure compensation cost using APB Opinion No. 25 as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123 (see Note 10).

                              Basic earnings per common share is computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options and warrants to purchase common stock. Incremental shares of $201,747 and $162,536 in 1996 and 1997, respectively, were used in the calculation of diluted earnings per common share. No incremental shares were used in the 1998 calculation of diluted earnings per common share since they would have had an antidilutive effect.

                              In 1998, the Company adopted SFAS No. 130,
                              Reporting Comprehensive Income. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statement of shareholders' equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior-year financial statements have been reclassified to conform with SFAS 130 requirements.

                              The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

2.   ACQUISITIONS             In connection with the Company's acquisition of
     AND INVESTMENTS:         Polese in 1993, for a period of 10 years from the
                              date of acquisition, the former sole shareholder of Polese is entitled to receive 10% of (i) the pretax profit from the Company's copper/tungsten product line after allocating operating costs, and
                              (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. Amounts due pursuant to this agreement will be charged to operations as incurred. Through December 31, 1998, no amounts have been charged to operations pursuant to this agreement.

                              Effective January 2, 1996, the Company acquired all of the common stock of Retconn for $5,933 in cash. This business combination was accounted for as a purchase. In addition, the Company incurred approximately $1,132 in costs associated with the acquisition of Retconn, which included the issuance of 15,000 shares of the Company's common stock. The fair value of assets acquired, including approximately $4,696 allocated to goodwill, amounted to approximately $8,033 and liabilities assumed amounted to approximately $968. As described in Note 15, the Company sold its Retconn and ST businesses on February 19, 1999.

                              On August 28, 1996, the Company invested $2,004 in ISP, a joint venture located in Singapore, for a 50.1% ownership interest. On May 12, 1998 the Company invested an additional $385 as a redeemable convertible bond ("RCB"). The RCB bears interest at the rate of 8% per annum and matures in April 2001. The Company may convert the RCB at any time into ordinary shares of par value S$1.00 (Singapore Dollar) at the rate of one ordinary share for every S$3.00 worth of RCB plus accrued interest. The RCB instrument ranks senior to all other existing shareholder loans. If the RCB was converted on December 31, 1998 the Company's ownership interest would have increased to 69%.

                              Effective January 23, 1997, the Company acquired SMS for approximately $10,400 in cash plus the working capital of SMS as of January 23, 1997, approximating $2,572, in a business combination accounted for as a purchase. In addition, the Company incurred approximately $2,000 in costs in connection with the acquisition of SMS. The fair value of assets acquired, including approximately $2,923 allocated to goodwill, which is being amortized over 25 years, amounted to approximately $15,609 and liabilities assumed amounted to approximately $637. SMS provides silicon wafer polishing and reclamation services to the semiconductor industry.

                              On July 30, 1997, the Company acquired ST for $1,000 in cash plus approximately $54 based on ST's closing net worth and $2,000 in interest-bearing notes payable to the former shareholders of ST (see Note 6), in a business combination accounted for as a purchase. In addition, the Company incurred approximately $300 in costs associated with the acquisition of ST. The fair value of assets acquired, including approximately $2,788 allocated to goodwill, amounted to approximately $4,231 and liabilities assumed amounted to $877. As described in Note 15, the Company sold its Retconn and ST businesses on February 19, 1999.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

3. INVENTORIES:               The components of inventories are as follows:

                              December 31,                                                   1997                 1998
                              ----------------------------------------------------------------------------------------
                              Precious metals                                            $  1,675             $  1,245
                              Nonprecious metals                                           10,694                9,202

                              ----------------------------------------------------------------------------------------
                                                                                          $12,369              $10,447
                              ========================================================================================

                              The Company has a consignment arrangement with a bank, as described in Note 9, which provides for the leasing of precious metals by the Company. The Company pays for these precious metals based on actual usage.


4. PROPERTY PLANT AND         Property plant and equipment, at cost, consist of
   EQUIPMENT:                 the following:

                                                                                                            Estimated
                              December 31,                                      1997          1998         Useful Life
                              ----------------------------------------------------------------------------------------
                              Land                                         $     642     $     642
                              Buildings and leasehold improvements             8,051        10,301     1.5 to 39 years
                              Machinery and equipment                         39,131        40,387       3 to 15 years
                              Construction-in-progress                         4,370           996
                              -----------------------------------------------------------------------------------------

                                                                              52,194        52,326
                              Less accumulated depreciation                   10,163        13,974

                              ----------------------------------------------------------------------------------------
                              Property, plant and equipment, net             $42,031       $38,352
                              ========================================================================================

                              Included in machinery and equipment and
                              construction-in-progress is approximately $44 and $200, respectively, of capitalized interest for the year ended December 31, 1997.

                              Included in machinery and equipment are
                              approximately $11,587 at December 31, 1997 and approximately $15,531 at December 31, 1998 of property acquired under capital leases. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $2,340 and $3,929 at December 31, 1997 and 1998, respectively. The property held under these leases is collateral for the related capital lease obligations described in Note 7.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

5. ACCRUED                    Accrued expenses consist of the following:
   EXPENSES:

                              December 31,                                                   1997                 1998
                              ----------------------------------------------------------------------------------------
                              Accrued payroll bonuses and vacations                        $1,062              $   801
                              Other (all amounts are less than 5% of
                               total current liabilities)                                   1,540                2,146
                              ----------------------------------------------------------------------------------------
                                                                                           $2,602               $2,947
                              ========================================================================================

6. LONG-TERM DEBT AND         Long-term debt and short-term obligations consist
   SHORT-TERM OBLIGATIONS:    of the  following:

                              December 31,                                                   1997                1998
                              ---------------------------------------------------------------------------------------
                              Term loan (a) (g)                                           $17,500              $16,050
                              Line of credit (b) (g)                                        6,875               11,800
                              Term loan (c) (h)                                             4,041                4,578
                              Term loan (d) (h)                                             1,900                1,482
                              Term loan (e) (h)                                             1,569                1,393
                              Term loan (f) (h)                                                 -                  684
                              Other                                                           729                   63
                              ----------------------------------------------------------------------------------------

                              Total long-term debt and short-term obligations              32,614               36,050
                              Less current maturities                                       5,944               29,393

                              ----------------------------------------------------------------------------------------
                              Long-term debt                                              $26,670             $  6,657
                              ========================================================================================

                              (a) In January 1996, in conjunction with the acquisition of Retconn (see Note 2), the Company entered into a $6,000 term loan with a bank (the "Bank"). This loan was refinanced in January 1997 when, in conjunction with the acquisition of SMS (see
                                    Note 2), the Company entered into a new
                                    $21,000 term loan with the Bank. The loan bears interest at the Eurodollar rate (5.6% at December 31, 1998) plus 2.25% and is payable in 60 consecutive monthly installments of $350, plus interest, which commenced on March 1, 1997. On June 19, 1998, the Company entered into a note for $1,000 ("Interim Term Loan") with the Bank to supplement the Company's working capital requirements. The Interim Term Loan note provided for the payment of interest monthly at the Bank's prime rate and for the repayment of principal on October 1, 1998.

                                    In August 1998, the Bank extended a previous waiver of the Term Loan's financial ratio covenants, agreed to waive principal payments of $350 per month from August 1 through December 31, 1998 and extended the maturity of the Interim Term Loan (the "Forbearance Agreement"). In January 1999, the Bank extended the Forbearance Agreement through April 1, 1999. On February 19, 1999, in conjunction with the sale of Retconn and ST and the repayment of $15,050 of Bank Term Debt, the Bank extended the Forbearance Agreement through June 30, 1999.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================


                              (b) In January 1997, the Company entered into a $15,000 line of credit ("Line of Credit") with the Bank. The Line of Credit originally was to expire in February 1999 and includes a standby letter of credit guaranteeing certain ISP debt in the amount of S$5,000 (approximately $3,000 at December 31, 1998). Interest is payable monthly at the lower of the Eurodollar rate plus 2.25% or the Bank's loan pricing rate (7.75% at December 31, 1998). To support its working capital requirements and for general corporate purposes, the Company borrowed $11,800 under its Line of Credit and did not have any drawings under the standby letter of credit at December 31, 1998. The remaining availability at December 31, 1998 was $200. In conjunction with the Forbearance Agreement described above, the Bank extended the maturity of the Line of Credit through June 30, 1999. On February 19, 1999, the Company repaid an amount of $7,141 of principal outstanding under the Line of Credit.

                                    As of December 31, 1998 and January 31, 1999 the Company was in default of certain financial ratio covenants with the Bank. The Bank has agreed to grant a waiver for these periods in exchange for a fee from the Company, which fee has not been paid. With respect to this default, the Company believes that the Bank will not call the Term Loan and the Line of Credit prior to June 30, 1999. The Company continues to make monthly interest payments and is currently pursuing a number of courses of action to restructure or refinance its debt with the Bank and the Consignment Agreement described in Note 9. These include continuing negotiations with the Bank, discussions with other prospective lenders and investigating the sale of an additional subsidiary as a means of paying its debt obligations.

                              (c)   In 1997, ISP entered into a S$19,700
                                    (approximately $11,600 at December 31, 1998) credit facility with a Singapore financial institution in order to acquire certain equipment, acquire a building, provide for an overdraft facility and to provide a multi-currency letter of credit facility. Amounts borrowed under the facility are subject to availability restrictions and bear interest at an average rate of approximately 6.75%. As described above, up to S$5,000 (approximately $3,000) of this credit facility is guaranteed by a standby letter of credit with the Bank. At December 31, 1998, ISP has outstanding S$7,554 (approximately $4,578) under the facility. ISP is currently in discussions with its bank regarding a possible restructuring of these facilities due to difficulties in meeting the repayment terms through cash flow from operations.

                              (d) As described in Note 2, the Company issued notes payable to the former shareholders of ST. The notes bear interest, payable quarterly, at 7% per annum. The principal on the notes is payable in 20 consecutive quarterly installments of $100, which commenced November 1, 1997. These notes were assumed by the purchaser of the Company's Retconn and ST businesses on February 19, 1999, as described in Note 15.

                              (e) In conjunction with the acquisition of a building, the Company entered into a term loan with the Bank on November 4, 1996 in the principal amount of $1,760. The loan bears interest at the Bank's loan pricing rate and is payable in 120 consecutive monthly installments of $15, plus interest, which commenced on December 1, 1996.

                              (f) In conjunction with the acquisition of a building, the Company entered into a term loan with a foreign bank in August 1998 in the principal amount of 1,300 Dutch Guilders (approximately $693 as of December 31,
                                    1998). The loan bears interest at 5.25% for three years which increases to 5.5% for the remaining life of the loan and is payable in quarterly installments of approximately $9, plus interest, which commenced on December 15, 1998. In addition, the Company entered into a 1,000 Dutch Guilder (approximately $531 as of December 31, 1998) overdraft facility with the foreign bank which is collateralized by accounts receivable. Interest is payable monthly at the rate of 1.75% plus the central banks' promissory note discount rate. At December 31, 1998 there were no amounts outstanding under this facility.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

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

                              Maturities of long-term debt and short-term obligations are as follows:

                              Year ending December 31,
                                          1999                         $29,393
                                          2000                           1,480
                                          2001                           1,480
                                          2002                           1,480
                                          2003                             567
                                       Thereafter                        1,650

                              ------------------------------------------------
                                                                       $36,050
                              ================================================

                              The above bank loan agreements provide, among other things, that the Company is subject to restrictions related to the issuance of additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. In addition, the above loans are collateralized by a blanket lien on substantially all the Company's assets. In addition, the loan agreements provide that the Company maintain certain financial ratios.


7.   OBLIGATIONS UNDER        The Company is the lessee of property and
     CAPITAL LEASES:          equipment acquired under capital leases
                              expiring in various years through 2003.


                              Future lease payments under capital leases are as follows:

                              Year ending December 31,
                                          1999                         $  3,254
                                          2000                            3,032
                                          2001                            2,341
                                          2002                            1,358
                                          2003                              476
                              -------------------------------------------------

                                                                         10,461
                              Less amount representing interest           1,415
                              -------------------------------------------------

                                                                          9,046
                              Less current portion                        2,648

                              -------------------------------------------------
                                                                       $  6,398
                              =================================================

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

                              Interest rates on these capital leases range from 7.4% to 11% per annum.


8.   INCOME TAXES:            The provision (benefit) for income taxes for the
                              years ended December 31, 1996, 1997 and 1998 consists of the following components:

                              Year ended December 31,                               1996            1997          1998
                              ----------------------------------------------------------------------------------------
                              Current:
                                Federal                                           $1,349         $   907             -
                                State                                                190             249       $    42
                              Deferred:
                                Federal                                              742             948        (4,876)
                                State                                                164             210          (113)
                                Foreign                                                -            (100)         (553)
                              ----------------------------------------------------------------------------------------
                                                                                  $2,445          $2,214       $(5,500)
                              ========================================================================================

                              The provision (benefit) for income taxes for the years ended December 31, 1996, 1997 and 1998 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                              Year ended December 31,                               1996            1997          1998
                              ----------------------------------------------------------------------------------------
                              Tax at federal statutory rate                         34.0%          34.0 %        (34.0)%
                              Change in valuation allowance                            -              -            4.3
                              State tax credits                                        -              -           (1.5)
                              State income tax provision (benefit), net
                                of federal tax effect                                3.8            5.0           (3.3)
                              Effect of permanent differences                        1.1            1.4            1.8
                              Other                                                   .6           (2.1)           1.6
                              ----------------------------------------------------------------------------------------
                                                                                    39.5%          38.3%         (31.1)%
                              ========================================================================================

                              The tax effects of available tax carryforwards and temporary differences that give rise to the net short-term deferred income tax asset are presented below:

                              December 31, 1998
                              ----------------------------------------------------------------------------------------
                              Federal net operating loss carryforward                                           $5,334
                              Other                                                                                309
                              ----------------------------------------------------------------------------------------
                                                                                                                $5,643
                              ========================================================================================

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

                              The tax effects of available tax carryforwards, temporary differences and foreign currency translation adjustments that give rise to the net long-term deferred income tax liabilities are presented below:

                              December 31,                                                       1997             1998
                              ----------------------------------------------------------------------------------------
                              Deferred income tax liabilities:
                                Accelerated depreciation                                       $1,674           $3,151
                                Basis difference in amortization of intangibles                   954              920
                              ----------------------------------------------------------------------------------------
                                      Total deferred income tax liabilities                     2,628            4,071
                              ----------------------------------------------------------------------------------------
                              Deferred income tax assets:
                                Net loss in foreign subsidiaries                                  100              686
                                State tax, net operating loss carryforward                          -              649
                                State investment tax credit carryforward                            -              790
                                Accumulated translation adjustment                                385              300
                                Other                                                               -               74
                              ----------------------------------------------------------------------------------------
                                      Total deferred income tax asset                             485            2,499

                              Less valuation allowance                                              -             (757)
                              ----------------------------------------------------------------------------------------
                                      Net deferred income tax asset                               485            1,742
                              ----------------------------------------------------------------------------------------
                                      Net long-term deferred income tax liabilities            $2,143           $2,329
                              ========================================================================================

                              At December 31, 1998, the Company has a $15,689 federal net operating loss carryforward available to offset future taxable income through 2013. The Company also has state net operating loss carryforwards aggregating $14,106 which expire in 2003. State investment tax credit carryforwards aggregating $790 at December 31, 1998 expire at various dates from 2003 through 2013. A valuation allowance has been established for the tax effect of those state net operating loss carryforwards and state investment tax credit carryforwards which are not expected to be realized.

                              The Company files a consolidated federal income tax return which includes the results of all its domestic subsidiaries and separate state and local income tax returns.

                              For the year ended December 31, 1996, the Company recognized for income tax purposes a tax benefit of $97 for compensation expense related to its incentive stock option plan for which no corresponding charge to operations has been recorded. Such amount has been added to additional paid-in capital for the year ended December 31, 1996. No tax benefit was recorded for the years ended December 31, 1997 and 1998.


9.   COMMITMENTS,             The Company has noncancelable operating leases
     CONTINGENCIES AND        expiring through 2004 for the rental of office and
     RELATED PARTY            manufacturing facilities. The leases also require
     TRANSACTIONS:            payments for real estate taxes and other operating
                              costs. The Company also leases land at one of its foreign subsidiaries. This lease expires in January 2026 with an option to renew for an additional 29 years.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

                              Approximate minimum future rental payments, exclusive of payments for real estate taxes and other operating costs under these leases, are as follows:

                              Year ending December 31,
                                          1999                                                                 $   665
                                          2000                                                                     497
                                          2001                                                                     510
                                          2002                                                                     524
                                          2003                                                                     538
                                       Thereafter                                                                1,519
                              ----------------------------------------------------------------------------------------
                                                                                                                $4,253
                              ========================================================================================


                              The amounts reflected in the above table exclude commitments which were eliminated upon the sale of Retconn and ST, described in Note 15.

                              Rent expense charged to operations for the years ended December 31, 1996, 1997 and 1998 amounted to approximately $466, $669, and $853, respectively.

                              During 1997, a company owned by the former sole shareholder of Polese acquired machinery and equipment from the Company for $254. The Company recognized a $46 gain on this sale.

                              The Company has employment agreements with 5 shareholders (the "Shareholders"), and 10 other employees, expiring in various years through 2003. The approximate aggregate commitment for future salaries, excluding bonuses, under these employment agreements is as follows:

                                Year ending December 31,
                                          1999                                                                  $1,402
                                          2000                                                                     416
                                          2001                                                                     120
                                       Thereafter                                                                  187
                              ----------------------------------------------------------------------------------------
                                                                                                                $2,125
                              ========================================================================================

                              The amounts reflected in the above table exclude commitments which were eliminated upon the sale of Retconn and ST, described in Note 15.

                              The Shareholders have agreed not to engage in a business that is competitive with the Company during the term of their agreement and for a period of one year thereafter.

                              In 1996, the Company entered into a consignment agreement (the "Consignment Agreement") with a bank. The Consignment Agreement, which was subsequently amended, expires June 30, 1999. Under the Consignment Agreement, the Company purchases gold used in its manufacturing of materials.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

                              The Consignment Agreement provides for gold on consignment not to exceed the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870. At December 31, 1998, the Company's obligation under the Consignment Agreement was approximately 3,927 troy ounces of gold valued at approximately $1,130. The Consignment Agreement requires the Company to pay a consignment fee of 5% per annum based upon the value of all gold consigned to the Company.

                              The Company has capital commitments at December 31, 1998 of approximately $1,121 for the acquisition of machinery and equipment.

                              The Company received notice on January 5, 1998 that a shareholder class action lawsuit was filed during 1997 against the Company, its chief executive officer and its then chief financial officer. The complaint alleges, among other things, that the Company, intentionally or recklessly, failed to disclose adverse material financial information regarding its business in the fourth quarter of 1996. On May 5, 1998, the United States District Court for the Eastern District of Pennsylvania dismissed the case. An appeal of the order dismissing this lawsuit was not filed within the period permitted for such appeal.

                              Separately, the Securities and Exchange Commission (the "SEC") is conducting a private investigation pursuant to a formal order to determine whether any persons may have violated the federal securities laws in connection with the purchase or sale of the Company's securities prior to the December 30, 1996 announcement relating to its anticipated financial results for the fourth quarter of fiscal 1996. As a general matter, the SEC takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Company is cooperating fully with the SEC in its investigation which commenced in early 1998. Since June 1998, the Company has not received any additional requests for information or communications from the SEC concerning this matter.


10. CAPITAL TRANSACTIONS:     The Company has an incentive stock option plan
                              (the "Incentive Plan"), as amended, under which 900,000 common shares have been reserved for future issuance. The Incentive Plan provides for the sale of shares to employees of the Company at a price not less than the fair market value of the shares on the date of the option grant, provided that the exercise price of any option granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of the option grant. The term of each option and the manner of exercise is determined by the board of directors, but in no case can the options be exercisable in excess of 10 years beyond the date of grant. In May 1995, the Company adopted a nonqualified stock option plan (the "Nonqualified Plan"), as amended, under which 300,000 shares have been reserved for future issuance.

                              At December 31, 1998, options to purchase 495,025 and 85,000 shares of common stock (excluding lapsed shares) have been granted under the Incentive Plan and the Nonqualified Plan, respectively, since the inception of both plans. In addition, at December 31, 1998, options to purchase 188,750 shares of

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

                              common stock have been granted outside the Incentive Plan and the Nonqualified Plan at a price equal to the fair market value of the shares at the date of grant.

                              A summary of the status of the Company's options as of December 31, 1996, 1997 and 1998, and changes during the years then ended is presented below:


                              Year Ended December 31,           1996                   1997                   1998
                              ----------------------------------------------------------------------------------------
                                                              Weighted-              Weighted-              Weighted-
                                                               Average                Average                Average
                                                              Exercise               Exercise                Exercise
                                                   Shares       Price     Shares       Price      Shares      Price
                              ----------------------------------------------------------------------------------------
                              Outstanding at
                              beginning of
                               year                 408,000     $4.86      510,000     $7.00       644,950       $7.69
                              Canceled               (5,500)     7.84      (23,000)     8.06      (555,550)       7.73
                              Granted               256,750      8.81      178,050      9.55       403,525        4.48
                              Exercised            (149,250)     4.22      (20,100)     6.37             -         N/A
                              ----------------------------------------------------------------------------------------
                              Outstanding at
                               end of year          510,000     $7.00      644,950     $7.69       492,925       $5.01
                              ========================================================================================

                              Options exercisable
                               at year-end          332,250                499,900                 386,050
                              ========================================================================================

                              Weighted-average
                               fair value of
                               options granted
                               during the year                  $4.39                  $4.88                     $4.49
                              ========================================================================================

                              The Board of Directors approved a stock option exchange and repricing program pursuant to which, on December 1 and December 10, 1998, certain holders of qualified and nonqualified options were eligible to reduce by 1/2 the number of their existing shares under option in exchange for repriced options at a price of $3.00 per share. The market price of the underlying shares was $2.47 and $2.94 on December 1 and December 10, respectively, and therefore, no compensation expense has been recorded by the repricing. The repriced options under the program continued the terms and vesting periods as the underlying exchanged options. Of the 695,700 options outstanding as of December 1, 1998 approximately 491,800 shares were eligible for the exchange and repricing program. Holders exchanged a total of 403,550 shares under option resulting in a total of 201,775 repriced shares which are included for purposes of the accompanying table as shares canceled and granted, respectively, during 1998.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

                              The following table summarizes information about fixed stock options outstanding at December 31, 1998:


                                                             Options Outstanding                Options Exercisable
                                                -----------------------------------------   --------------------------
                                                   Number         Weighted-                    Number
                                                 Outstanding       Average      Weighted-    Exercisable     Weighted-
                                                     at           Remaining      Average         at           Average
                                   Range of     December 31,     Contractual    Exercise    December 31,     Exercise
                              Exercise Prices       1998            Life          Price         1998           Price
                              ----------------------------------------------------------------------------------------
                              $  1.85 - $  3.88     242,025          6.8        $  2.99         200,650        $  2.99
                              $  4.26 - $  6.63     140,500          4.9           5.40          80,000           4.80
                              $  7.69 - $  8.25      57,400          4.2           8.06          52,400           8.10
                              $  8.88 - $  9.88      43,000          4.6           9.52          43,000           9.52
                                     $11.63          10,000          8.6          11.63          10,000          11.63
                              ----------------------------------------------------------------------------------------
                              $1.85 - $11.63        492,925          5.8        $  5.01         386,050         $ 5.01
                              =========================================================================================

                              The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income and earnings per common share for the years ended December 31, 1996, 1997 and 1998 would approximate the pro forma amounts indicated in the table below.

                              Year ended December 31,                              1996            1997           1998
                              ----------------------------------------------------------------------------------------

                              Net income (loss) - as reported                    $3,805          $3,793       $(11,958)
                              =========================================================================================

                              Net income (loss) - pro forma                      $3,117           3,245       $(12,111)
                              =========================================================================================

                              Earnings (loss) per share - as reported:
                                Basic                                           $   .64          $  .62       $  (1.98)
                                Diluted                                         $   .62          $  .61       $  (1.98)
                              =========================================================================================

                              Earnings (loss) per share - pro forma:
                                Basic                                           $   .52          $  .53       $  (2.00)
                                Diluted                                         $   .51          $  .52       $  (2.00)
                              =========================================================================================

                              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1996, 1997 and 1998,

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

                              respectively: expected volatility of 56.9%, 57% and 66.6%, respectively; risk-free interest rates 5.8%, 6.3% and 5.6%, respectively; and expected lives of 4.2 years, 3.5 years and 4.9 years, respectively.

11. SEGMENT INFORMATION:      In fiscal 1998, the Company adopted SFAS No. 131
                              "Disclosure about Segments of an Enterprise and Related Information". The accounting policies of the segments are described in Note 1, "Principal
                              Business Activities and Summary of Significant
                              Accounting Policies". The Company evaluates performance of its segments and allocates resources to them based on sales and operating income. The Company operates primarily in two industry segments, the Materials Group and the Services Group. The tables below present information about reported segments:

                                                                        Materials     Services       Corporate and     Consolidated
                              Year Ended December 31, 1996                Group         Group       Reconciling Items     Total
                              ----------------------------              ---------     --------      -----------------  ------------
                              Revenue                                   33,140        12,887                 -             46,027
                              Cost of Goods Sold and Services           23,552         7,165                 -             30,717
                                Performed

                              Gross Profit                               9,588         5,722                 -             15,310
                              Operating Expenses                         6,448         1,755                 -              8,203

                              Income from Operations                     3,140         3,967                 -              7,107

                              Segment Assets                            52,841        25,571           (21,923)            56,489
                              Capital Expenditures                       3,671         4,272                 -              7,943
                              Depreciation Expense                       1,540           700                 -              2,240

                                                                        Materials     Services       Corporate and     Consolidated
                              Year Ended December 31, 1997                Group        Group        Reconciling Items     Total
                              ----------------------------              ---------     --------      -----------------  ------------
                              Revenue                                   48,029        23,047                 -             71,076
                              Cost of Goods Sold and Services           33,185        17,514                 -             50,699
                                Performed

                              Gross Profit                              14,844         5,533                 -             20,377
                              Operating Expenses                         8,311         3,681                 -             11,992

                              Income from Operations                     6,533         1,852                 -              8,385

                              Segment Assets                            71,844        47,390           (27,369)            91,865
                              Capital Expenditures                       2,734        10,385                 -             13,119
                              Depreciation Expense                       1,935         2,137                 -              4,072

                                                                        Materials     Services       Corporate and     Consolidated
                              Year Ended December 31, 1998                Group        Group        Reconciling Items     Total
                              ----------------------------              ---------     --------      -----------------  ------------
                              Revenue                                   47,524        18,379                 -             65,903
                              Cost of Goods Sold and Services           37,982        15,143                 -             53,125
                                Performed

                              Gross Profit                               9,542         3,236                 -             12,778
                              Operating Expenses                        12,319        14,686                 -             27,005

                              Loss from Operations                      (2,777)      (11,450)                -            (14,227)

                              Segment Assets                            76,688        36,641           (31,005)            82,324
                              Capital Expenditures                       2,036         1,027                 -              3,063
                              Depreciation Expense                       2,460         2,722                 -              5,182


                              The Company's areas of operation are principally in the United States. Operations outside the United States are worldwide but are primarily in Europe, North Africa and Asia. No single foreign country or geographic area is significant to the consolidated operations. Revenue from a single customer accounted for 11% of the Company's total revenue for the years ended December 31, 1996 and 1997. Revenue from a different customer accounted for approximately 10% of the Company's total revenue for the year ended December 31, 1998.

12. EXPORT REVENUE:           For the years ended December 31, 1996, 1997 and
                              1998, export revenue to unaffiliated customers amounted to approximately 10%, 15% and 15%, respectively, of the Company's total revenue.

13. SPECIAL CHARGES:          In 1998, the Company recorded special charges of
                              $11,217 ($7,740 after tax or $1.28 per share). The
                              Company recorded $1,950 of this charge during the first quarter and the balance of $9,267 during the fourth quarter of the year. The majority of this charge relates to a review of the carrying values of the Company's services group assets and the closing of a services group plant in the first quarter of 1998.

                              During the first quarter of 1998, the Company recorded this charge of $1,950 in conjunction with a restructuring of the Services Group that included closing its Texas operation and consolidating domestic business and equipment into the Group's Rhode Island facility. During 1998, the Company paid all of the $1,950 charges recorded in the first quarter. The Company recorded an additional $230 of charges in the fourth quarter related to a leased facility for costs which continued after the Texas facility was vacated.

                              As a result of the Services Group's inability to achieve the improvements anticipated by the restructuring plan, primarily due to a more severe than anticipated market decline, the division continued operating at a loss in 1998. This triggered an impairment and utilization review of the Services Group's long-lived assets. The Company prepared revised projections by customer and product line which provided the basis for determining the continued usability and carrying value of its long-term assets. The Company identified approximately $4,700 of excess services group equipment that was written down to estimated fair value, less cost of disposal. In addition, the Company wrote down approximately $2,700 of goodwill associated with the Texas facility customers and lines of business that have been eliminated. Due to continuing financial problems of the Services Group's 51%-owned Singapore operation, the Company recorded an asset impairment of $1,000 in response to uncertainty regarding the ultimate recoverability of its investment.

                              The Company's Materials Group recorded a special charge of $620 in the fourth quarter, consisting of a write-down of $473 in goodwill associated with a line of business that has been eliminated and the write-down of $147 of unusable equipment.

                                               SEMX CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                          (dollars in thousands)
================================================================================

14. ALLOWANCE FOR             Information relating to the allowance for doubtful
    DOUBTFUL                  accounts is as follows:
    ACCOUNTS:

                                                               Balance at      Charged to                      Balance
                                                                Beginning       Costs and                      at End
                              Description                        of Year        Expenses      Deductions       of Year
                              ---------------------------------------------------------------------------------------
                              Year ended December 31,
                                          1996                    $ 86             $ 66        $   9 (a)          $143
                              =========================================================================================

                                          1997                    $143             $103        $  65 (a)          $181
                              =========================================================================================

                                          1998                    $181             $188         $124 (a)          $245
                              =========================================================================================

                              (a) Write-off of uncollectible accounts
                              receivable.


15. SUBSEQUENT EVENTS:        In February 1999, the Company sold its connector
                              businesses, Retconn and ST, to Litton Corporation
                              ("Litton"). Litton acquired the specified assets and assumed certain liabilities of Retconn, as defined in the purchase agreement, in consideration for a cash payment to the Company of $23,871. The liabilities assumed by Litton amounted to approximately $3,500. The purchase price is subject to adjustment for changes in Retconn's closing date balance sheet. In addition, the Company is prevented from directly competing in the connector business for a period of three years.

                              On February 19, 1999, the Company entered into an agreement with the Bank concerning the distribution of $23,871 in proceeds from the sale of Retconn. Pursuant to the agreement, the Company repaid $15,050 of term indebtedeness and $7,141 of revolving credit borrowings. In addition, the Company paid approximately $1,680 of transaction-related fees and severance payments. The agreement also provided for the Bank's forbearance of noncompliance with certain existing covenants and an extension of its revolving credit and interim term loan facilities through June 30, 1999.

                              The accompanying pro forma balance sheet presents the financial position of the Company as it would have appeared on December 31, 1998 had the sale of Retconn and the repayment of debt occurred on that date.