Form 10-Q
period 1999-03-31
SEMX CORP
filed 1999-05-14
CIK 880858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10938

                                SEMX CORPORATION
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

                           (1) Yes [X]     No [ ]

                           (2) Yes [X]     No [ ]

     The number of shares outstanding of the Registrant's sole class of common stock, as of April 30, 1999 was 6,041,016 shares.

                                TABLE OF CONTENTS


                                                                       Page No
                                                                       -------

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements.

                  Consolidated Balance Sheet at
                    March 31, 1999 and December 31, 1998.                 3

                  Consolidated Statement of Operations and
                    Comprehensive Income (Loss) for the three
                     months ended March 31, 1999 and 1998.                4

                  Consolidated Statement of Cash Flows
                   for the three months ended
                   March 31, 1999 and 1998.                               5


                  Notes to Consolidated Financial Statements              6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8

PART II  OTHER INFORMATION

Item  6           Exhibits and Reports on Form 8-K                       15

Signatures                                                               15


FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature are forward looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward looking statements as a result of a variety of factors that include, but are not limited to, the availability of continuing credit from the Company's banks, the general economic or business climate, business conditions of the microelectronic and semiconductor markets and the automotive and communications industry which the Company serves and the economic volatility in geographic markets, such as Asia.

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       SEMX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                                  March 31,           December 31,
ASSETS                                                              1999                  1998
                                                                 (Unaudited)
                                                                 -----------          -------------
Current Assets:
Cash  and cash equivalents                                         $   936               $ 1,141
Accounts receivable, less allowance for doubtful
 accounts of $320 and $245, respectively                             6,638                 8,007
Inventories                                                          4,919                10,447
Prepaid expenses and other current assets                            1,131                   948
Deferred income tax assets                                             395                 5,643
                                                                   -------               -------
Total current assets                                                14,019                26,186
                                                                   -------               -------

Property, Plant and Equipment-at cost, net of
 accumulated depreciation and amortization of
 $14,525 and $13,974, respectively                                  35,983                38,352
                                                                   -------               -------

Other Assets-net of accumulated amortization
 Technology rights and intellectual property                           944                   963
 Goodwill                                                            8,677                15,938
 Other                                                                 962                   885
                                                                   -------               -------
Total other assets                                                  10,583                17,786
                                                                   -------               -------
Total Assets                                                       $60,585               $82,324
                                                                   =======               =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Revolving credit facility                                          $ 5,659               $11,800
Current portion of long-term debt                                    1,176                17,593
Accounts payable                                                     4,356                 5,262
Current portion of obligations under capital leases                  2,473                 2,648
Accrued expenses                                                     2,767                 2,947
                                                                   -------               -------
Total current liabilities                                           16,431                40,250
                                                                   -------               -------

Deferred income taxes                                                1,970                 2,329
Long-term debt                                                       5,993                 6,657
Obligations under capital leases                                     5,596                 6,398
                                                                   -------               -------
Total Liabilities                                                   29,990                55,634
                                                                   -------               -------

Minority Interest in Subsidiary                                      1,155                 1,319
                                                                   -------               -------
Shareholders' Equity:
Preferred stock-$.10 par value;authorized
 1,000,000 shares, none issued                                           -                     -
Common stock-$.10 par value; authorized 20,000,000
 shares, issued 6,375,616 shares                                       638                   638
Additional paid-in-capital                                          28,199                28,199
Accumulated other comphrehensive income                               (406)                 (322)
Retained earnings  (accumulated deficit)                             1,221                (2,932)
                                                                   -------               -------
                                                                    29,652                25,583
Less: Treasury stock: 334,600 shares at cost                           212                   212
                                                                   -------               -------
Shareholders' Equity                                                29,440                25,371
                                                                   -------               -------
Total Liabilities And Shareholders' Equity                         $60,585               $82,324
                                                                   =======               =======

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                  (Unaudited)
             (Dollar amounts in thousands, except per share amounts)

                                                        For The Three Months
                                                           Ended March 31,
                                                         1999          1998

Net Sales                                             $  10,925     $  14,453

Service Revenue                                           3,968         5,438
                                                      ---------     ---------

Total Revenue                                            14,893        19,891
                                                      ---------     ---------

Cost of Goods Sold                                        7,351         9,793

Cost of Services Performed                                3,171         4,642
                                                      ---------     ---------
Total                                                    10,522        14,435
                                                      ---------     ---------
Gross Profit                                              4,371         5,456

Selling, General and Administrative Expense               3,299         3,932

Restructuring Charge                                          -         1,950
                                                      ---------     ---------
Operating Income (Loss)                                   1,072          (426)

Gain on Sale of Connector Business                        8,430             -

Interest Expense (Net)                                      700           818
                                                      ---------     ---------

Income (Loss) Before Provision for Income
 Taxes and Minority Interest in Loss of
 Consolidated Subsidiary                                  8,802        (1,244)
Provision (Credit) for Income Taxes                       4,657          (452)
                                                      ---------     ---------
Income (Loss) Before Minority Interest in Loss
 of Consolidated Subsidiary                               4,145          (792)

Minority Interest in Loss of Consolidated Subsidiary          8           133
                                                      ---------     ---------
Net Income (Loss)                                       $ 4,153       $  (659)
                                                      =========     =========

Other Comprehensive Income:
Foreign currency translation net of tax benefit
of $44 and $14; respectively                                (84)          (26)
                                                      ---------     ---------

Comprehensive Income (Loss)                             $ 4,069       $  (685)
                                                      =========     =========

Basic Income (Loss) per Common Share                    $   .69       $  (.11)

Diluted Income (Loss) per Common Share                  $   .69       $  (.11)

Weighted Average Number of Common

Shares Outstanding - Basic                            6,041,016     6,075,616

Weighted Average Number of Common

Shares Outstanding - Diluted                          6,042,178     6,075,616

                 See Notes To Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                     For The Three Months
                                                        Ended March 31,
                                                      1999        1998
                                                      ----        ----
Cash Flows From Operating Activities:

Net Income  (Loss)                                   $ 4,153     $  (659)
 Adjustments To Reconcile Net Income To Net
 Cash Used In Operating Activities:
  Gain on Sale of Connector Business                  (8,430)          -
  Depreciation And Amortization of Property And
   Equipment                                           1,272       1,295
  Other Amortization                                     189         261
  Deferred Income Taxes                                4,933        (138)
  Minority Interest in Subsidiary Loss                    (9)       (133)
  Changes In Operating Assets And Liabilities:
  (Increase)  Decrease In Accounts Receivable           (873)       (604)
  Increase In Inventory                                 (534)     (1,234)
  (Increase) Decrease  In Prepaid Expenses And
   Other Current Assets                                   60        (101)
  Increase (Decrease) In Accounts Payable                (17)     (1,200)
  Increase (Decrease) In Accrued Expenses               (424)      1,911
  Increase (Decrease) In Income Taxes Payable              -        (489)
                                                     -------     -------
Net Cash Provided By (Used In) Operating Activities      320      (1,091)
                                                     -------     -------
Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                     (345)     (1,110)
 Net Proceeds From Sale of Connector Business         22,191           -
 (Increase) Decrease  In Other Assets                    (84)         48
                                                     -------     -------
Net Cash Provided (Used) In Investing Activities      21,762      (1,062)
                                                     -------     -------

Cash Flows From Financing Activities:
 Purchase of Treasury Stock                                -         (32)
 Proceeds From Long-Term Debt                              -         666
 Repayment Borrowing Under Revolving Credit           (6,141)      3,050
 Payment Under Capital Leases                           (814)       (508)
 Payment Under Term Loan Agreements                  (15,284)     (1,211)
 Borrowing under Term Loan Agreements                      -           -
                                                     -------     -------

Net Cash Provided (Used) By Financing Activities     (22,239)      1,965
                                                     -------     -------

Effect of Exchange Rate Change on Cash                   (48)        (10)

Net Increase (Decrease) In Cash                         (205)       (198)
Cash At Beginning Of Period                            1,141       2,260
                                                     -------     -------

Cash At End Of Period                                $   936     $ 2,062
                                                     =======     =======

Supplemental schedule of noncash investing
 and financing activity:
Machinery and equipment acquired under
 capital leases                                      $   658     $   552

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)


Note 1. Basis of Presentation

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at March 31, 1999, and the Consolidated Statement of Operations and Cash Flows for the three -months ended March 31, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The comparative financial statements for 1998 have been reclassified to conform to the current period's presentation.


Note 2. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options.


Note 3.  Dispositions

In February 1999, the Company sold its connector businesses, Retconn Incorporated ("Retconn") and ST Electronics, Inc. ("ST") to Litton Corporation ("Litton"). Litton acquired the specified assets and assumed certain liabilities of Retconn and ST, as defined in the purchase agreement, in consideration for a cash payment to the Company of $23,871. The liabilities assumed by Litton amounted to approximately $3,500. The purchase price is subject to adjustment for changes in Retconn's closing date balance sheet. In addition, the Company is prevented from directly competing in the connector business for a period of three years. The Company recorded a net gain of $3,903 on the transaction, net of applicable income taxes of $4,527.


Note 4.  Inventory

Inventories consisted of the following:

                                      March 31,      December 31,
                                        1999             1998
                                      ---------      ------------

           Precious Metals             $1,186          $1,245
           Non Precious Metals          3,733           9,202
                                       ------         -------
                                       $4,919         $10,447
                                       ======         =======

Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.


Note 5.  Debt

On February 19, 1999, the Company entered into an agreement with First Union and Fleet (the "Bank") concerning the distribution of $23,871 in proceeds from the sale of Retconn and ST. Pursuant to the agreement, the Company repaid $15,050 of term indebtedness and $7,141 of revolving credit borrowings. In addition, the Company paid approximately $1,680 of transaction-related fees and severance payments. The agreement also provided for the bank's forbearance of noncompliance with certain existing covenants and an extension of its revolving credit and interim term loan facilities through June 30, 1999.

As of December 31, 1998 and January 31, 1999, the Company was in default of certain financial ratio covenants with the Bank. The Bank has granted a waiver for these periods. The Company continues to make monthly interest payments and is currently pursuing a number of courses of action to restructure or refinance its debt with the Bank and its Gold Consignment Agreement. These include continuing negotiations with the Bank, discussions with other prospective lenders and investigating the sale of an additional subsidiary as a means of paying its debt obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS (for the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998)


Revenue:
Total revenue for the three-month period ended March 31, 1999 of $14,893,000, decreased $4,998,000 or 25% as compared to the comparable 1998 period. On February 19, 1999, the Company sold its connector business, ("Retconn") as described herein. Retconn had sales through the February 1999 disposition date of $2,122,000 compared to sales of $5,006,000 for the three months ended March 31, 1998. On a proforma basis, excluding sales from the Company's Retconn business unit, total revenue for the three months ended March 31, 1999 decreased $2,114,000 or 14% from prior year period.

The Materials Group sales, excluding Retconn for the first quarter of 1999 of $8,803,000 decreased $644,000 or 7% from the comparable 1998 period. Sales for the first quarter of 1999 decreased by $572,000 or 16% at SPM and decreased by $72,000 or 1% at Polese Company. The decrease in SPM was caused by lower sales to a customer serving the cellular market, partially offset by increased sales of gold wire. Polese sales for the first quarter of 1999 were slightly below the first quarter of 1998, however, they increased 54% over the fourth quarter of 1998. Polese sales have improved due to improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new products.

The Company's Service Group revenues in the three month period ended March 31, 1999 decreased $1,470,000 to $3,968,000 as compared to the comparable 1998 period. The Services Group revenue decrease was the result of a slowdown in the demand for reclaimed wafers and pricing pressures caused by a downturn in the semiconductor industry. Further, in July of 1998 the Company closed its Texas operations and consolidated all of ASP's domestic business into its Rhode Island facility. The three month period ended March 31, 1998 included $1,537,000 in revenue from the Texas operation. The Service Group's revenue from ASP's U.S. and European operations for the three month period ended March 31, 1999 decreased a total of $1,850,000 or 36% as compared to the comparable 1998 periods. Revenue from International Semiconductor Products Pte. Ltd ("ISP") of $617,000 for the first quarter of 1999 increased by $380,000 or 160% over the first quarter of 1998.


Direct sales of the Company's products into foreign markets accounted for 18% and 13%, respectively, of consolidated revenue for the three months ended March 31, 1999 and 1998. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A. R. L. ("S.A.R.L."), and in Singapore, ISP. In the three month period ended March 31, 1999, the Company derived revenue from ASP B.V. of $829,000, from S.A.R.L. of $59,000 and revenue from ISP of $617,000 respectively. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L. and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, and Singapore Dollars respectively and account for 10% of the consolidated revenue for the three months ended March 31, 1999.

The Company's consolidated backlog as of March 31, 1999 was $19,654,000 excludes backlog from the Retconn business which was sold February 19, 1999. On a proforma basis, excluding Retconn, the Company's backlog was $14,235,000 at March 31, 1998 and $15,161,000 at December 31, 1998. The Polese backlog at the end of 1998 was $5,003,000 which has improved to $11,808,000 as of March 31, 1999 due to the aforementioned increase in microprocessor, cellular base station and new product orders. The backlog for ASP has declined steadily since 1998 due to the softness in demand for reclaimed wafers due to a continuing slowdown in the semiconductor industry. The SPM backlog has declined due to lower sales to customers serving the cellular markets. The Company expects the backlog to remain strong for the remainder of 1999.


Gross Profit:
Gross profit of $4,371,000 for the three month period ended March 31, 1999 decreased $1,085,000 or 20% from the comparable 1998 period. Excluding Retconn, gross profit of $3,663,000 for the first quarter of 1999 decreased by $152,000 or 4% from the first quarter of 1998. The Materials Group's gross profit of $3,574,000 for the three month period ended March 31, 1999 decreased by $1,086,000 or 23% from the comparable 1998 periods primarily due to decreased Retconn gross profit and the sale of the Retconn business on February 19, 1999. The Service Group's gross profit of $797,000 for the three month period ended March 31, 1999 was comparable to the prior years period. Decreases in first quarter 1999 Services Group sales levels were offset by lower manufacturing costs due to the consolidation of domestic operations, thereby resulting in a gross profit comparable to the 1998 quarter.

Gross Margins:
Notwithstanding the decreased sales, the Company's gross margins increased from 27% to 29% for the three month period ended March 31, 1999 over the comparable prior years period. On a proforma basis, excluding Retconn, the Company's gross margin increased from 26% to 29 % for the comparable 1998 and 1999 periods, respectively. The Materials Group gross margin increased from 32% to 33%
for the three month period ended March 31, 1999 from the comparable 1998 periods. The Service Group's gross margins increased from 15% in the first quarter of 1998 to 20% for the first quarter of 1999, reflecting the consolidation of domestic operations and improved manufacturing performance at ISP.

Selling, General and Administrative:
Selling, general and administrative ("SG&A") expenses in the three month period ended March 31, 1999 decreased $633,000 or 16% from the comparable 1998 period. The decrease in SG&A reflects savings realized by the closing of the Services Group Texas Plant during the second quarter of 1998 as well as the sale of the Retconn Business on February 19, 1999. Excluding Retconn, SG&A for the first quarter of 1999 decreased by $287,000 or 9% from the first quarter of 1998. SG&A expenses as a percentage of revenue increased from 20% to 22% for the quarter ended March 31, 1999 from the comparable 1998 period.

Restructuring Charge:
The three month period ended March 31, 1998 includes a restructuring charge of $1,950,000 associated with the closing of ASP's Texas operation and the relocation of the equipment and other assets. To date the company has paid all of the costs associated with this charge.

Gain on Sale of Connector Business
The results for the three months ended March 31, 1999 include a $8,430,000 gain on the sale of the Company's Connector Business to Litton Corporation on February 19, 1999 as described below in Liquidity and Capital Resources.

Interest Expense (Net):
Net interest expense for the three-month period ended March 31, 1999 decreased $118,000, from the comparable 1998 period. The decrease in net interest expense is due to reduced debt levels from February 19, 1999 forward due to the debt principal repayments from proceeds from the sale of the Retconn business.

Provision (Credit) for Income Taxes:
A provision of $4,657,000 for income taxes has been made for the three-month period ended March 31, 1999 as compared to a credit of $452,000 for the comparable 1998 period. The provision for the three month period ended March 31, 1999 includes a provision of $4,527,000 associated with the gain on the sale of the Connector business. The Company has Federal Net Operating Loss carryforwards available to offset a substantial portion of the income tax return liability associated with the gain. The credit for the three-month period ended March 31, 1998 includes a $759 income tax credit associated with the restructuring charge.

Minority Interest:
In the three-month periods ended March 31, 1999 and 1998, the Company has included a loss of $17,000 and 266,000, respectively, associated with ISP in its income (loss) before minority interest in loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income. See the section ISP Joint Venture for further details herein.

Net Income:
As a result of the above, Net income of $4,153,000 for the quarter ended March 31, 1999 increased by $4,812,000 from the comparable 1998 period.

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

Summary of 1999 Activity

At March 31, 1999, the Company had cash and cash equivalents of $936,000 and an available balance on its revolving credit facility of $1,000,000 as compared to $1,141,000 and $200,000 respectively at December 31, 1998.

Net cash provided by operating activities in the three months ended March 31, 1999 amounted to $320,000 as compared to a use of $1,091,000 in the comparable 1998 period. Cash provided by operations increased compared to the first three months of 1998 principally as a result of 1999 income and working capital changes. The change in the deferred tax assets is due to utilization of net operating loss carryforwards to offset the gain on sale of the Connector business.

Cash provided by investing activities amounted to $21,762,000 in the period ended March 31, 1999. On February 19, 1999 the Company completed the sale of its Connector business and realized net cash proceeds of $22,191,000. During the three months ended March 31, 1999 and 1998, the Company invested $345,000 and $1,110,000, respectively, in property and equipment. This investment excludes $658,000 and $552,000, respectively, in the 1999 and 1998 periods for equipment acquired under capital leases. At March 31, 1999, the Company had capital expenditure commitments of approximately $326,000.

Net Cash used by financing activities amounted to $22,239,000 in the period ended March 31,1999 as compared to cash provided of $1,965,000 during the 1998 period. During the three months ended March 31, 1999 the Company's repaid $15,050,000 under a Bank term loan facility and $7,141,000 under its Bank revolving line of credit. Other Debt repayments during the three months ended March 31, 1999 of $234,000 include notes payable and mortgages. In addition, the Company made payments of $814,000 under capital leases obligations.


Factors Affecting Future Liquidity

In January 1997, the Company entered into a $21,000,000 five-year term loan ("Term Loan") with First Union Bank and Fleet National Bank (collectively the "Bank"). Under a limited forbearance agreement, as amended, the Bank extended a previous waiver of the Term Loan's financial ratio covenants, agreed to waive principal payments of $350,000 per month from August 1, 1998 forward and set the maturity of the Term Loan at June 30, 1999. On February 19, 1999 the Company repaid the remaining $15,050,000 principal balance outstanding under this Term Loan.

In January 1997, the Company entered into a $15,000,000 line of credit with the Bank that originally expired in February 1999. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to June 30, 1999. This credit line includes a standby letter of credit for ISP in the amount of approximately $3,000,000. Interest is payable monthly at the lower of the Bank's loan pricing rate or a Eurodollar rate plus 2.25%. The line of credit is collateralized by substantially all of the Company's assets and provides for limited availability based upon the eligible percentages of the Company's receivables and inventory. The line of credit, as amended, is subject to various restrictions and financial covenants.. As of December 31, 1998 and January 30, 1999 the Company was in technical default of certain financial ratio covenants which the Bank agreed to waive in May 1999. On February 19, 1999 the Company repaid $7,141,000 of the outstanding borrowings under this facility.

On June 19, 1998 the Company entered into a 90-day note for $1,000,000 ("Interim Term Loan") with the Bank to supplement the Company's working capital requirements. The Interim Term Loan note provided for the payment of interest monthly and for the repayment of principal on October 1, 1998. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to June 30, 1999. As of December 31, 1998 and January 30, 1999 the Company was in technical default of certain financial ratio covenants which the Bank agreed to waive in May 1999. The Company was in compliance with its financial ratio covenants in February and March 1999 and continues to make monthly interest payments.

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

The Company's 50.1% owned Singapore operation ("ISP") is currently in discussions with its bank and may not be able to meet its financing obligations through cash flow from operations without a change in its existing arrangements. The Company and ISP are pursuing a number of courses of action designed to provide future capital resources including discussions with its ISP's lenders to obtain principal repayment forbearance as well as discussions with other investors who would provide a new source of equity capital. There is no assurance that ISP will be able to successfully renegotiate the terms of its existing credit agreements and/or realize cash through an equity investor. Failure to achieve the necessary financing would have a material adverse effect on ISP. In addition, ISP's bank could draw down the S$5,000,000 (approximately $3,000,000 at March 31, 1999) standby letter of credit provided by the Company's Bank. There is no assurance that the Company would have the resources available to repay the Bank immediately as required by the Company's Bank agreement in which case an event of default would exist. Failure to repay the drawn Letter of Credit would have a material adverse effect on the Company.

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

On December 18, 1997, the Board of Directors authorized the Company to repurchase up to $2,000,000 of SEMX common stock on the open market. Repurchased shares will be held as Treasury shares and may be reissued in the future or may be reissued pursuant to the Company's stock option programs. During 1998 the Company had repurchased 34,600 shares at a cost of $212,000. The Company has suspended the repurchase of any further stock at this time.

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

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) Financial Data Schedule (Edgar filing copy only)


     (b)  Current Reports on Form 8-K

          Form 8-K, Item 2, Acquisition or Disposition of Assets, filed on March 5, 1999, concerning the sale of the Company's connector business to Litton Systems, Inc which closed on February 19, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SEMX CORPORATION



              Date:  May 14,  1999        By: /s/ Gilbert D. Raker
                                              ------------------------
                                              Name:  Gilbert D. Raker
                                              Title: Chairman of the Board and
                                                     Chief Executive Officer


              Date:  May 14, 1999         By: /s/ Mark A. Koch
                                              ------------------------
                                              Name:  Mark A. Koch
                                              Title: Controller and Secretary
                                                     (Principal Financial and
                                                          Accounting Officer)