Form 10-K/A
period 1998-12-31
SEMX CORP
filed 1999-06-24
CIK 880858

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                   (Mark one)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 1-10938

                                SEMX CORPORATION
                 ----------------------------------------------
                    (Name of Business Issuer in Its Charter)

                Delaware                                13-3584740
      ----------------------------------------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification Number)

                 1 Labriola Court
                  Armonk, New York                        10504
        ----------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                     The Exhibit Index is located on page 20

At March 31, 1999 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $7,477,700.

At March 31, 1999 the Registrant had 6,041,016 shares of Common Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date, the Registrant held 334,600 shares of Common Stock in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 DOCUMENT                                  Parts Into Which Incorporated
----------                                 ------------------------------

Portions of the Definitive                 [Part III. Item 10,11,12 13]
Proxy Statement prepared in
connection with the Company's
1999 Annual Meeting of Stockholders
which will be held on May 26, 1999.

                               RESTATED FORM 10-K

      Subsequent to the filing of the Registrant's Form 10-K for the year ended December 31, 1998 and Proxy Statement dated April 28, 1999, the Registrant discovered that an error had been made in the calculation of compensation of an executive officer appearing in the Summary Compensation Table. Item 11 - Executive Compensation, which was incorporated by reference from the Registrant's Proxy Statement is amended by this Form 10K/A.

                                    PART III

Item 11 - Executive Compensation

Executive Compensation

     The following table summarizes the compensation paid to, or earned by, the Company's Chief Executive Officer and each of the four most highly compensated executive officers, other than its Chief Executive Officer (the "Named Executive Officers"), who were serving as executive officers at the end of the 1996, 1997 and 1998 fiscal years, for services rendered in all capacities to the Company during such year.

                        (A) SUMMARY COMPENSATION TABLE

                                         Annual Compensation                             Awards
                                --------------------------------------   --------------------------------------
Name and                                                                     Securities
Principal                        Fiscal                                      Underlying          All Other(1)
Position                          Year      Salary ($)     Bonus ($)*     Options/SARs (#)     Compensation ($)
-------------------------------   --------   ------------   ------------   ------------------   -----------------
Gilbert D. Raker                 1998        $271,992        $75,000         3,750(4)
Chairman, President and          1997        $259,384        $75,000        32,800
Chief Executive Officer          1996        $237,000        $60,000        37,500

Frank J. Polese,                 1998        $188,154        $75,000         3,750(4)
Vice Chairman and President      1997        $156,923        $25,000         5,000
of Polese Company (2)            1996        $160,654              0        10,000

Kenneth J. Huth,                 1998        $160,356        $35,000         2,000(4)
Executive Vice President         1997        $152,057        $30,000         5,000
                                 1996        $140,000        $40,000        10,000
Douglas G. Sages,                1998        $147,116              0        25,000
Executive Vice President,
Chief Financial Officer (3)

------------
* The bonuses shown, had been accrued in the prior year and were paid to the executive in the year noted in the table.

(1) The aggregate amount of such compensation is the lesser of either $50,000 or 10% of such person's total annual salary and bonus.

(2)   Mr. Polese became Vice Chairman in January 1996.

(3) Douglas Sages joined the Company as Executive Vice President and Chief Financial Officer in May of 1998. Mr. Sages resigned as Executive Vice President and Chief Financial Officer effective February 22, 1999, at which time, the 25,000 options which had been granted to Mr. Sages by the Company were cancelled.

(4) These options were received in exchange for options previously granted in fiscal 1998. See "Ten Year Information Regarding Repricing, Cancellation and Regrant of Options".

   (B) OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          Number of         Percent of                                        Hypothetical
                         Securities      Total Options/SAR                                      Value at
                         Underlying    Granted to Employees   Exercise or Base   Expiration     Date of
  Name of Individual    Options/SARs      In Fiscal Year       Price ($ Share)      Date        Grant(1)
------------------------ -------------- ---------------------- ------------------ ------------ -------------
Gilbert Raker              3,750(2)             2.5%              $  3.00          5/15/03       $ 4,577
Frank Polese               3,750(2)             2.5%              $  3.00          5/15/08       $ 6,480
Kenneth J. Huth            2,000(2)             1.3%              $  3.00          5/15/08       $ 3,456
Douglas G. Sages (3)      10,000                6.7%              $  6.25          5/15/08       $37,780
                          15,000               10.0%              $  6.50          5/4/03        $47,030

------------
(1) The estimated present value at grant of options during fiscal year 1998 has been calculated using the Black-Scholes option pricing model, based upon the following assumptions; estimated time until exercise: 3 years from the original grant date for Mr. Raker's options and 5 years from the original grant date for all other options presented; a risk free interest rate of 4.44% for Mr. Raker's options, 4.33% for Mr. Polese and Mr. Huth's options and approximately 5.6% for Mr. Sages' options was used, representing in each case Treasury Note rates for the expected life of the option at the time of grant. The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

      The approach used in developing the assumptions upon which the Black-Scholes valuation was done is consistent with the requirements of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation."

(2) These Options were received in exchange for options previously granted in fiscal 1998. See "Ten Year Information Regarding Repricing, Cancellation and Regrant of Options."

(3) Douglas Sages joined the Company as Executive Vice President and Chief Financial Officer in May of 1998. Mr. Sages resigned as Executive Vice President and Chief Financial Officer effective February 22, 1999, at which time, the 25,000 options which had been granted to Mr. Sages by the Company were cancelled.

      (C) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during the 1998 fiscal year by the Chief Executive Officer and each of the Named Executive Officers, (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 1998, and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying Common Stock that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 1998:

                                                             Number of          Value of Unexercised
                                                            Unexercised             In the Money
                                                          Options/SARs at         Options/SARs at
                         Shares                         Fiscal Year-End (#)     Fiscal Year-End (#)
                        Acquired/          Value            Exercisable/            Exercisable/
Name                  Exercise (#)     Realized ($)        Unexercisable           Unexercisable
--------------------   --------------   --------------   ---------------------   ---------------------
Gilbert D. Raker          --               --               73,900/3750                $0/$0
Frank J. Polese           --               --               57,500/3750                $0/$0
Kenneth J. Huth           --               --               10,000/2000                $0/$0
Douglas G. Sages          --               --                  0/25,000                $0/$0

   (D) TEN YEAR INFORMATION REGARDING REPRICING, CANCELLATION AND REGRANT OF OPTIONS.

     In December 1998, the Company repriced certain outstanding stock options which were granted from 1993 to 1998. In connection with the repricing, the Company made an offer to certain holders of the options, including the Chief Executive Officer and the Named Executive Officers, to reduce by one-half the number of shares covered by these options in consideration of a reduction in the exercise price of the options from their original exercise price, to $3.00 per share. The following table sets forth certain information with respect to the repricing of options held by the Chief Executive Officer and the Named Executive Officers.


                                   Original        Amended       Closing                                      Length of
                                   Number of      Number of       Market                                      Original
                                  Securities     Securities      Price of      Exercise                      Option Term
                                  Underlying     Underlying      Stock at      Price at          New          Remaining
                                    Options        Options       Time of       Time of        Exercise       at Date of
       Name            Date        Repriced       Repriced      Repricing     Repricing         Price         Repricing
-------------------   ----------   ------------   ------------   -----------   -----------   --------------   ------------
Gilbert Raker       12/01/98       20,000         10,000       $2.469       $  4.40        $ 3.00(1)         5.5 years
                    12/01/98       40,000         20,000        2.469          5.00          3.00(1)         5.5 years
                    12/01/98       10,000          5,000        2.469          4.26          3.00(1)          .5 years
                    12/01/98       20,000         10,000        2.469          8.46          3.00(1)         1.5 years
                    12/01/98       17,500          8,750        2.469          9.08          3.00(1)         2.1 years
                    12/01/98       20,000         10,000        2.469          9.25          3.00(1)         2.9 years
                    12/01/98       12,500          6,250        2.469         11.625         3.00(1)         3.9 years
                    12/01/98        7,800          3,900        2.469         12.788         3.00(1)         3.9 years
                    12/01/98        7,500          3,750        2.469          6.875         3.00(1)         4.5 years

Frank J. Polese     12/10/98       10,000          5,000        2.938          8.46          3.00            6.5 years
                    12/10/98        5,000          2,500        2.938          8.25          3.00            7.1 years
                    12/10/98        5,000          2,500        2.938          9.25          3.00            7.9 years
                    12/10/98        5,000          2,500        2.938          8.00          3.00            8.5 years
                    12/10/98        7,500          3,750        2.938          6.25          3.00            9.5 years

Kenneth J. Huth     12/10/98        5,000          2,500        2.938          7.69          3.00            6.5 years
                    12/10/98        5,000          2,500        2.938          8.25          3.00            7.1 years
                    12/10/98        5,000          2,500        2.938          9.25          3.00            7.9 years
                    12/10/98        5,000          2,500        2.938          8.00          3.00            8.5 years
                    12/10/98        4,000          2,000        2.938          6.25          3.00            9.5 years

------------
(1) Represents at least 110% of the closing sales price of the Common Stock on the date of the repricing.

Compensation of Directors

     The independent Directors of the Company, Messrs. Fain, Moorhead, Sands, Pinto and Lozyniak, are each compensated $6,000 per fiscal year and $500 per meeting for serving on the Board of Directors. The Chairman of each committee of the Board receives $1,000 for their service. Members of each committee receive $500 per meeting attended.

     Pursuant to the Company's Non-Qualified Stock Option Plan (the "Non-Qualified Plan"), non-employee Directors (Messrs. Fain, Moorhead, Pinto, Sands and Lozyniak) will receive options to purchase 2,500 shares of Common Stock as of the date of the Annual Meeting. The options will be exercisable at a price equal to 100% of the fair market value of the common stock on the date of grant.


Employment Agreements

     On December 15, 1994, the Company entered into a five-year employment agreement with Gilbert Raker, pursuant to which Mr. Raker will receive an annual salary in 1999 of $284,000. Mr. Raker's future increases in salary are at the discretion of the Board. Bonuses may be paid at the discretion of the Compensation Committee. In the event of a change of control (as defined) of the Company, Mr. Raker may terminate his employment with the Company, and receive the remaining compensation under his employment agreement. Mr. Raker has agreed not to engage in a business that is competitive with the Company during the term of the agreement and for a period of one year thereafter.

     On December 15, 1994, Polese Company entered into a five-year employment agreement with Frank J. Polese, pursuant to which Mr. Polese received an annual salary in 1998 of $182,000. Subsequent to 1998, Mr. Polese's annual salary increases are at the discretion of the Compensation Committee. For a period of ten years, Mr. Polese has the right to receive 10% of (i) the pre-tax profit from Polese Company's copper tungsten product line, after allocating operating costs, and (ii) the proceeds of the sale, if any, by the Company of the copper/tungsten heat dissipation technology. Mr. Polese's agreement contains the same change of control and non-competition provisions as Mr. Raker's agreement.

     On December 15, 1994, the Company entered into a three-year employment agreement with Kenneth Huth, pursuant to which Mr. Huth received an annual salary in 1998 of $157,500. Subsequent to 1998, Mr. Huth's future annual salary increases are at the discretion of the Compensation Committee. The agreement with Mr. Huth continues on a year-to-year basis unless terminated. Mr. Huth's agreement contains the same change of control and non-competition provisions as Mr. Raker's agreement.


Employee Stock Option Plan

     The SEMX Corporation Amended Employees' Incentive Stock Option Plan (the "Plan") provides for shares of the Company's Common Stock to be reserved for issuance upon exercise of options designated as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended. There are 900,000 shares reserved for issuance upon exercise of options.

     The Plan is administered for the Board of Directors by the Stock Option Committee, currently comprised of John U. Moorhead II and Richard D. Fain, which determines among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price. The exercise price of any stock option granted under the Plan may not be less than the fair market value of the shares subject to the option on the date of grant, provided that the exercise price of any incentive option granted to an optionee owning more than 10% of the outstanding Common Stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant and the aggregate fair market value of stock with respect to which incentive options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. The term of each option and the manner in which it may be exercised is determined by the Board of Directors or the Stock Option Committee, provided that any option granted to an optionee owning more than 10% of the Common Stock shall have a term of no more than five years. Incentive Options may be granted only to employees and no option granted to an employee may be exercised unless the optionee is an employee of the Company and has been in such position for at least one year after the date of grant. Options are not transferable, except upon death of the optionee. To date, after giving effect to the exchange and repricing of certain options, 495,025 options (as adjusted) have been granted under the Plan.


Non-Qualified Stock Option Plan

     The Company's Non-Qualified Stock Option Plan (the "Non-Qualified Plan") provides for the grant of non-qualified stock options, which are not intended to qualify under Section 422A(b) of the Internal Revenue Code of 1986, as amended, to purchase an aggregate of 300,000 shares. The Non-Qualified Plan provides that non-qualified stock options ("NQSOs" or "Options") may be granted to employees, non-employees, Directors and consultants to the Company and its subsidiaries, all of whom are eligible to participate in the Non-Qualified Plan (the "Participants"). The Plan, as amended, provides that all non-employee Directors will receive options to purchase 2,500 shares of Common Stock as of the date of the Annual Meeting, commencing with the Annual Meeting of 1997. The options are exercisable at a price equal to 100% of the fair market value of the common stock on the date of grant. The Non-Qualified Plan is administered by a stock option committee (the "Non-Qualified Committee") consisting of two disinterested members appointed by the Board of Directors. The Non-Qualified Committee is currently comprised of Mark A. Pinto and Steven B. Sands. The terms of the options granted under the Non-Qualified Plan are to be determined by the Non-Qualified Committee. An option must be granted within ten years from the date that the Non-Qualified Plan was adopted. Options will be exercisable in whole or part at any time during the ten-year period, but will not have an expiration date later than ten years from the date of grant. Options are non-transferable, except upon death of the optionee. To date, after giving effect to the exchange and repricing of certain options 85,000 options have been granted under the Non-Qualified Plan.


Stock Options Outside Of A Plan

     After giving effect for the exchange and repricing of certain options, the Company has granted and presently has outstanding options for 188,750 shares, which were granted outside of its option plans, to certain Directors of the Company, consultants and employees.


                             CERTAIN TRANSACTIONS

     In connection with the acquisition of all of the issued and outstanding shares of Common Stock of Polese Company in 1993, for a ten-year period commencing on January 1, 1994, Mr. Polese has the right to receive 10% of (i) the pre-tax profit from the copper tungsten product line after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the tungsten/copper heat dissipation technology.

     During 1997, a company owned by Mr. Polese acquired machinery and equipment from the Company for $254,000. The Company recognized a $46,000 gain on this sale.

     The Company believes that transactions between the Company, its officers, Directors, principal stockholders, its subsidiaries or its or their affiliates have been, and in the future will be, on terms no less favorable to the Company than could be obtained from unaffiliated third-parties. Future transactions with affiliates will be approved by a majority of the disinterested members of the Board of Directors.


REPORT OF COMPENSATION COMMITTEE

     The Report of the Compensation Committee and the Performance Graph herein shall not be incorporated by reference into any filing notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 that might incorporate future filings in whole or in part, including this Proxy Statement.

     The Compensation Committee of the Board of Directors (the "Committee") is composed entirely of independent non-employee directors. The Committee is responsible for establishing and administering the Company's employee compensation plans, subject to the approval of the Board of Directors. The Committee applies a philosophy based on the premise that the achievements and successes of the Company result from the coordinated efforts of all individuals working toward common objectives.


  Compensation Philosophy

     The goals of the Company's compensation program are to align compensation with business performance and to enable the Company to attract and retain competent executives who contribute to the success and profitability of the Company.

     The Committee is committed to providing compensation that helps attract and retain highly competent executive officers. Executive Officers are rewarded based upon corporate performance and profitability through the payment of bonuses and the grant to them of stock options. The Company believes stock ownership by management fosters an interest in the enhancement of stockholder value and thus aligns management's interest with that of the stockholders.


  Compensation of the Chief Executive Officer

     Gilbert D. Raker, the Chairman of the Board, President and Chief Executive Officer has been instrumental in the expansion and growth of the Company. He has played and continues to play a pivotal role in the movement of the Company into new areas of business. In 1994, the Company entered into a five year employment agreement with Mr. Raker. Mr. Raker currently receives a base salary of $284,000 per annum. Increases in his salary are at the discretion of the Board. In addition, the Compensation Committee, in its discretion may pay Mr. Raker a bonus. Mr. Raker did not receive a bonus for the 1998 fiscal year. In addition to being eligible to receive a bonus, Mr. Raker participates in the Company's Stock Option Plans.


COMPENSATION VEHICLES

     The Company uses a total compensation program that consists of cash and equity based compensation.


CASH BASED COMPENSATION

     Salary and Bonuses

     Individual salary determinations of the Company's executive officers are based on experience, duties and functions, performance and comparison to peers, both inside and outside of the Company.

     The Board of Directors in its discretion, may award bonuses to executive officers in recognition of their performance and their contribution to the success of the Company.

     401-K Plan

     The Company has a 401-K Plan and matches up to 2% of the total compensation of participants in the Plan up to a maximum allowed by law.


EQUITY BASED COMPENSATION

     The Company utilizes its Amended Employees' Incentive Stock Option Plan and Non-Qualified Stock Option Plan (the "Plans"), to provide executive officers, among others, involved in the Company's development, an opportunity to acquire or increase their proprietary interest in the financial successes and progress of the Company by means of grants of options to purchase Company Common Stock. The Plans utilize vesting periods, which are determined by the committees of the Board which administer the Plans, to encourage executive officers to continue in the employ of the Company.


REPRICING OF STOCK OPTIONS

     In December of 1998 the Committee agreed to offer the Chief Executive Officer and the Named Executive Officers and others the opportunity to exchange previously granted options for a reduced number of options at a lower exercise price. As per the offer, the individuals could exchange options which had been granted to them with exercise prices ranging from $4.26 to $12.79, for half the amount of options with an exercise price of $3.00 per share. The Closing sale price of the common stock on the dates of the exchanges was $2.469 and $2.938, respectively. Due to a drop in the price of the Company's stock, the Committee felt it was in the best interest of the Company, to make the aforementioned offer to the Chief Executive Officer and the Named Executive Officers and others in order to maintain and strengthen their desire to remain with the Company and stimulate their efforts on the Company's behalf.

THE COMPENSATION COMMITTEE:                                John U. Moorhead, II
                                                                Richard D. Fain

                               PERFORMANCE GRAPH

     Set forth below is a Performance Graph that shows the cumulative total return on the Company's Common Stock compared with the cumulative total return of the Small Cap 600 and a peer group index for the period of the Company's last five fiscal years (December 1993 = 100):

     Because the Company is involved in a variety of microelectronic and semiconductor businesses, no published peer group accurately mirrors the Company's business or weighs those businesses to match their relative contributions to the Company's overall performance. Accordingly, the Company had created a special peer group index that includes companies in the principal lines of business which the Company does business. The common stocks of the following companies have been included in the peer group index: Alpha Technologies Group, Inc., Brush Wellman, Inc., Kulicke & Soffa Industries, Inc., Merix Corp., Methode Electronics, Inc., Robinson Nugent Inc. and Sheldahl.



                               [GRAPHIC OMITTED]


                      [PLOT POINTS FOR PERFORMANCE GRAPH]

                 1993    1994    1995    1996    1997    1998
                 ----    ----    ----    ----    ----    ----
Small Cap 600    $100      95     123     149     187     185
SEMX              100     150     222     261     181      69
Peer Group        100     149     208     215     218     177


A $100 investment in the Company's Common Stock in December, 1993 would be equal to $69.00 in December, 1998. The Board of Directors recognize that the market price of stock is influenced by many factors, only one in which is company performance. The stock price performance shown on the Performance Graph is not necessarily indicative of future price performance.

     THE BOARD OF DIRECTORS RECOMMEND THAT THE STOCKHOLDERS VOTE "FOR" ALL THE NOMINEES LISTED IN THE FOREGOING PROPOSAL 1.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this 10-K/A Report to be signed on its behalf by the undersigned, duly authorized.


Dated:  June 24, 1999

                                       SEMX CORPORATION


                                       by: /s/ Mark A. Koch
                                           -------------------------
                                           Controller and Secretary
                                           (Chief Accounting Officer)