Form 10-Q
period 1999-06-30
SEMX CORP
filed 1999-08-16
CIK 880858

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                               (1) Yes |X| No |_|

                               (2) Yes |X| No |_|

      The number of shares outstanding of the Registrant's sole class of common stock, as of July 31, 1999 was 6,043,516 shares.

                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

    Consolidated Balance Sheet at June 30, 1999 and December 31, 1998.   3

    Consolidated Statement of Operations and Comprehensive Income
    (Loss) for the three and six months ended June 30, 1999 and 1998.    4

    Consolidated Statement of Cash Flows for the three and
    six months ended June 30, 1999 and 1998.                             5

    Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    8

PART II OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders               15

Item 6 Exhibits and Reports on Form 8-K                                  15

Signatures                                                               15

FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature are forward looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward looking statements as a result of a variety of factors that include, but are not limited to, the completion of the sale of the wafer reclaim business, the availability of continuing credit from the Company's banks, the general economic or business climate, business conditions of the microelectronic and semiconductor markets and the automotive and communications industry which the Company serves and the economic volatility in geographic markets, such as Asia.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SEMX CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheet
                             (Dollars in thousands)

                                                        June 30,    December 31,
ASSETS                                                   1999           1998
                                                      (Unaudited)    (Audited)
                                                      -----------   ------------

Current Assets:
  Cash  and cash equivalents                           $  1,265      $  1,141
  Accounts receivable, less
    allowance for doubtful accounts
    of $398 and $245, respectively                        7,228         8,007
  Inventories                                             4,835        10,447
  Prepaid expenses and other
    current assets                                        1,240           948
  Deferred income tax assets                                 --         5,643
                                                       --------      --------
Total current assets                                     14,568        26,186
                                                       --------      --------

Property, Plant and Equipment-at cost,
  net of accumulated depreciation
  and amortization of $15,746
  and $13,974, respectively                              35,363        38,352
                                                       --------      --------

Other Assets-net of accumulated amortization
  Technology rights and intellectual
    property                                                927           963
  Goodwill                                                8,541        15,938
  Other                                                     783           885
                                                       --------      --------
Total other assets                                       10,251        17,786
                                                       --------      --------
Total Assets                                           $ 60,182      $ 82,324
                                                       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     $  3,285      $  5,262
  Current portion of long-term debt                       1,152        17,593
  Revolving credit facility                               5,627        11,800
  Current portion of obligations
    under capital leases                                  2,560         2,648
  Accrued expenses                                        2,940         2,947
  Income Taxes Payable                                      292            --
                                                       --------      --------
Total current liabilities                                15,856        40,250

Deferred income taxes                                     1,745         2,329
Long-term debt                                            6,035         6,657
Obligations under capital leases                          5,156         6,398
                                                       --------      --------
Total Liabilities                                        28,792        55,634
                                                       --------      --------

Minority Interest in Subsidiary                           1,177         1,319
                                                       --------      --------
Shareholders' Equity:
  Preferred stock-$.10 par value;
    authorized 1,000,000 shares,
    none issued                                              --            --
  Common stock-$.10 par value;
    authorized 20,000,000 shares,
     issued 6,378,116 and 6,375,616
     shares                                                 638           638
  Additional paid-in-capital                             28,203        28,199
  Accumulated other comphrehensive
    income                                                 (628)         (322)
  Retained earnings (accumulated
    deficit)                                              2,212        (2,932)
                                                       --------      --------
                                                         30,425        25,583
  Less: Treasury stock:
    334,600 shares at cost                                  212           212
                                                       --------      --------
Shareholders' Equity                                     30,213        25,371
                                                       --------      --------
Total Liabilities And
  Shareholders' Equity                                 $ 60,182      $ 82,324
                                                       ========      ========

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Operations
                                   (Unaudited)
             (Dollar amounts in thousands, except per share amounts)

                                                   For The Three Months     For The Six Months
                                                      Ended June 30,          Ended June 30,
                                                     1999        1998        1999        1998

Net Sales                                          $ 11,780    $ 11,030    $ 22,705    $ 25,484
Service Revenue                                       4,268       3,969       8,236       9,407
                                                   --------    --------    --------    --------
Total Revenue                                        16,048      14,999      30,941      34,891
                                                   --------    --------    --------    --------

Cost of Goods Sold                                    7,443       7,602      14,794      17,395
Cost of Services Performed                            3,143       3,172       6,314       7,814
                                                   --------    --------    --------    --------
  Total                                              10,586      10,774      21,108      25,209
                                                   --------    --------    --------    --------
Gross Profit                                          5,462       4,225       9,833       9,682

Selling, General and Administrative
  Expense                                             3,390       3,376       6,689       7,307
Restructuring Charge                                     --          --          --       1,950
                                                   --------    --------    --------    --------
Operating Income (Loss)                               2,072         849       3,144         425

Gain on Sale of Connector Business                       --          --       8,430          --

Interest Expense (Net)                                  511         889       1,211       1,708
                                                   --------    --------    --------    --------

Income (Loss) Before Provision for
  Income Taxes and Minority Interest
  in Consolidated Subsidiary                          1,561         (40)     10,363      (1,283)
Provision (Credit) for Income Taxes                     556          18       5,213        (434)
                                                   --------    --------    --------    --------
Income (Loss) Before Minority Interest
  in Consolidated Subsidiary                          1,005         (57)      5,150        (849)

Minority Interest in (Income)  Loss
  of Consolidated Subsidiary                            (14)         73          (6)        206
                                                   --------    --------    --------    --------
Net Income (Loss)                                  $    991    $     16    $  5,144    $   (643)
                                                   ========    ========    ========    ========

Other Comprehensive Income:
Foreign currency translation net of
  tax benefit of $114 and $3; and
  $157 and $17, respectively                           (222)         (6)       (306)        (32)
                                                   --------    --------    --------    --------

  Comprehensive Income (Loss)                      $    769    $     10    $  4,838    $   (675)
                                                   ========    ========    ========    ========

Basic Income (Loss) per Common Share               $    .16    $    .00    $    .85    $   (.11)
Diluted Income (Loss) per Common Share             $    .16    $    .00    $    .84    $   (.11)

Weighted Average Number of Common
Shares Outstanding - Basic                            6,041       6,058       6,041       6,067
Weighted Average Number of Common
Shares Outstanding - Diluted                          6,183       6,112       6,112       6,067

                 See Notes To Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                           For The Six Months
                                                             Ended June 31
                                                          1999            1998
                                                       --------        --------

Cash Flows From Operating Activities:

Net Income  (Loss)                                     $  5,144        $   (643)
  Adjustments To Reconcile Net
    Income To Net
  Cash Used In Operating Activities:
    (Gain) Loss on Sales of
      Connector Business                                 (8,430)             --
    Depreciation And Amortization
      of Property And Equipment                           2,506           2,565
    Other Amortization                                      340             523
    Deferred Income Taxes                                 5,373            (107)
    Minority Interest in Subsidiary
      (Income) Loss                                           6            (206)
  Changes In Operating Assets And
    Liabilities:
    (Increase) Decrease In Accounts
      Receivable                                         (1,527)          1,871
    Increase In Inventory                                  (419)         (2,879)
    (Increase) Decrease  In Prepaid
      Expenses And
    Other Current Assets                                   (425)            522
  Decrease In Accounts Payable                           (1,062)         (1,435)
    Increase (Decrease) In Accrued
      Expenses                                              184             414
    Increase (Decrease) In Income
      Taxes Payable                                         292            (735)
                                                       --------        --------
Net Cash Provided By (Used In)
  Operating Activities                                    1,982            (110)
                                                       --------        --------

Cash Flows From Investing Activities:
  Purchase Of Property And Equipment                       (696)         (1,983)
  Proceeds From Sale of Connector
    Business                                             22,191              --
  (Increase) Decrease  In Other Assets                      (68)           (301)
  Acquisition of Subsidiary                                  --            (391)
                                                       --------        --------
Net Cash Provided by (Used In)
  Investing Activities                                   21,427          (2,675)
                                                       --------        --------

Cash Flows From Financing Activities:
  Purchase of Treasury Stock                                 --            (212)
  Proceeds From Exercise Of
    Stock Options                                             4
  Proceeds From Long-Term Debt                               --           1,064
  (Repayment) Borrowing Under
    Revolving Credit                                     (6,173)          5,650
  Payment Under Capital Leases                           (1,409)           (885)
  Payment Under Term Loan Agreements                    (15,637)         (3,434)
  Borrowing under Term Loan Agreements                       --              --
                                                       --------        --------
Net Cash Provided By (Used In)
  Financing Activities                                  (23,215)          2,183
                                                       --------        --------

Effect of Exchange Rate Change on Cash                      (70)            (66)

Net Increase (Decrease) In Cash                             124            (668)
Cash At Beginning Of Period                               1,141           2,260
                                                       --------        --------

Cash At End Of Period                                  $  1,265        $  1,592
                                                       ========        ========

Supplemental schedule of noncash
  investing and financing activity:
  Machinery and equipment acquired
    under capital leases                               $    890        $    781

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                             (Amounts in Thousands)
                                   (Unaudited)

Note 1. Basis of Presentation

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at June 30, 1999, and the Consolidated Statement of Operations and Cash Flows for the three and six months ended June 30, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The comparative financial statements for 1998 have been reclassified to conform to the current period's presentation.

Note 2. Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options.

Note 3.  Dispositions

In February 1999, the Company sold its connector businesses, Retconn Incorporated ("Retconn") and ST Electronics, Inc. ("ST") to Litton Corporation ("Litton"). Litton acquired the specified assets and assumed certain liabilities of Retconn and ST, as defined in the purchase agreement, in consideration for a cash payment to the Company of $23,871. The liabilities assumed by Litton amounted to approximately $3,500. The purchase price is subject to adjustment for changes in Retconn's closing date balance sheet. In addition, the Company is prevented from directly competing in the connector business for a period of three years. The Company recorded a gain during the first quarter of 1999, of $3,903 on the transaction, net of applicable income taxes of $4,527.

Note 4. Inventory

Inventories consisted of the following:

                                                June 30,     December 31,
                                                  1999          1998
                                                --------     ------------

   Precious Metals                               $  931        $ 1,245
   Non Precious Metals                            3,904          9,202
                                                 ------        -------
                                                 $4,835        $10,447
                                                 ------        -------

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

During June 1999, the Company and the Bank entered into an agreement to extend its bank facilities through August 31, 1999. The Company is in discussions with its Bank to extend of its bank facilities through October 31, 1999.

The Company is in compliance with all of its bank covenants at June 30, 1999 and continues to make monthly interest payments to the bank and began making nominal principal payments in the second quarter of 1999. The Company is currently pursuing a number of courses of action to refinance its debt with the Bank. These include continuing negotiations with the Bank, discussions with other prospective lenders and entering into a letter of intent to sell its wafer reclaim business as a means of repaying its debt obligations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998)

Revenue:

Total revenue for the three-month period ended June 30, 1999 of $16,048,000, increased $1,049,000, or 7% and decreased $3,950,000, or 11% for the six month period as compared to the comparable 1998 periods. On February 19, 1999, the Company sold its connector business, ("Retconn") as described herein. Retconn had sales through the February 1999 disposition date of $2,122,000 compared to sales of $4,701,000 for the three months and $9,707,000 for the six months ended June 30, 1998. Excluding Retconn sales for all periods presented, total revenue for the 1999 second quarter increased $5,750,000 or 56% and for the six month period ended June 30, 1999, increased $3,635,000, or 14% from the prior year periods.

Excluding Retconn, the Materials Groups 1999 second quarter sales of $11,780 000 increased $5,451,000, or 86% and six month sales of $20,583,000 increased $4,806,000, or 30%, from the comparable 1998 periods. SPM's 1999 sales increased by $115,000 or 4% in the second quarter and decreased by $458,000 or 7% in the six months period, as compared to the comparable 1998 periods. The decrease in SPM's 1999 six month sales was caused by lower sales to a customer serving the cellular market, partially offset by increased sales of gold wire during the second quarter. Polese Company's 1999 sales increased by $5,336,000, or 173% for the second quarter and increased by $5,264,000, or 60% for the six month period as compared to the prior year periods. Polese sales have increased due to improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new products.

The Company's Services Group 1999 revenues increased $299,000 to $4,268,000 for the second quarter and decreased $1,171,000 to $8,236,000 for the six month period as compared to the prior year periods. The Services Group six month revenue decrease was the result of a slowdown in the demand for reclaimed wafers and pricing pressures caused by a downturn in the semiconductor industry. Further, in July of 1998, the Company closed its Texas operations and consolidated all of ASP's domestic business into its Rhode Island facility. The three and six month periods ended June 30, 1998, included $0 and $1,537,000, respectively, in revenue from the Texas operation. The Service Group's revenue from ASP's U.S. and European operations for the second quarter increased a total of $111,000, or 3% and decreased $1,738,000 or 20%, for the six month period ended June 30, 1999 as compared to the comparable 1998 periods. Revenue from International Semiconductor Products Pte. Ltd ("ISP") of $682,000 for the second quarter of 1999 increased by $188,000 or 38% and six month revenue of $1,299,000 increased $567,000, or 78% over the comparable 1998 periods.

Direct sales of the Company's products into foreign markets as a percentage of consolidated revenue during 1999 was 32% for the second quarter and 23% for the six month period, as compared to 21% and 14%, respectively, for the three and six month periods ended June 30, 1998. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A. R. L. ("S.A.R.L."), and in Singapore, ISP. In the three and six month periods ended June 30, 1999, the Company derived revenue from ASP B.V. of $818,000 and

$1,647,000 respectively, from S.A.R.L. of $192,000 and $289,000, respectively, and from ISP of $682,000 and $1,299,000, respectively. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L. and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, and Singapore Dollars, respectively, and account for 11% in the second quarter and 10% in the six months ended June 30, 1999.

The Company's consolidated backlog as of June 30, 1999 was $22,110,000 and excludes backlog from the Retconn business which was sold February 19, 1999. Excluding Retconn, the Company's backlog was $14,496,000 at June 30, 1998 and $15,161,000 at December 31, 1998. The Polese backlog which was $5,003,000 at the end of 1998, has improved to $12,666,000 as of June 30, 1999. The backlogs for ASP and SPM have decreased $405,000 and $309,000, respectively, since the end of 1998 but have increased from beginning of year levels. The Company expects the consolidated backlog to remain strong for the remainder of 1999.

Gross Profit:

Gross profit of $5,462,000 for the three month period and $9,833,000 for six month period ended June 30, 1999 increased $1,237,000, or 29% and $151,000, or 2%, respectively, from the comparable 1998 periods. Excluding Retconn from all periods presented, 1999 gross profit increased by $2,786,000, or 104% during the second quarter, and increased by $2,634,000, or 41% for the six months period from the comparable 1998 periods. The Materials Group's gross profit increases primarily reflected the increased sales at Polese Company. The Service Group's gross profit of $1,125,000 and $1,922,000 for the three and six month periods ended June 30, 1999, increased $327,000 or 41% and $329,000 or 21% respectively, as compared to the comparable periods in 1998 primarily due to the effects of cost reductions during 1999.

Gross Margins:

The Company's gross margins increased from 28% to 34% and 28% to 32%, respectively, for the three and six month periods ended June 30, 1999 over the comparable 1998 periods. Excluding Retconn, the Company's gross margin for the three and six month periods increased from 26% to 34 % and 26% to 32%, respectively. The Materials Group's gross margin increased from 31% to 37% and 32% to 35%, respectively, for the three and six month periods ended June 30, 1999 from the comparable 1998 periods. The Service Group's gross margins increased from 20% to 26% and 17% to 23%, respectively, for the three and six month periods ended June 30, 1999 from the comparable 1998 periods, reflecting the consolidation of domestic operations and improved performance at ISP.

Selling, General and Administrative:

Selling, general and administrative ("SG&A") expenses in the three and six month periods ended June 30, 1999 increased $14,000, or 0% and decreased $618,000 or 8%, respectively, from the comparable 1998 periods. The decrease in SG&A in the six month period reflects savings realized by the closing of the Services Group Texas Plant during the second quarter of 1998 as well as reductions in SG&A due to the sale of Retconn. Excluding Retconn, 1999 SG&A increased by $816,000, or 32% for the second quarter and increased by $497,000, or 9% for the six month period ending June 30, 1999. The increase in SG&A during 1999 was due to increased sales and includes bank charges related to extensions of the Company's lending facilities of $105,000 and $143,000 during the second quarter and six months periods, respectively. SG&A expenses as a percentage of revenue decreased from 23% to 21% for the second quarter and increased from 21% to 22% for the six months ended June 30, 1999 from the comparable 1998 periods.

Restructuring Charge:

The six month period ended June 30, 1998 includes a restructuring charge of $1,950,000 associated with the closing of ASP's Texas operation and the relocation of the equipment and other assets.

Gain on Sale of Connector Business

Income before Income Taxes and Minority Interest for the six months ended June 30, 1999 include a gross $8,430,000 gain on the sale of the Company's Connector Business to Litton Corporation on February 19, 1999 as described below in Liquidity and Capital Resources.

Interest Expense (Net):

Net interest expense for the three and six month periods ended June 30, 1999 decreased $378,000 and $497,000,respectively, from the comparable 1998 periods . The decrease in net interest expense is due to reduced debt levels from February 19, 1999 forward due to the principal repayments from proceeds from the sale of the Retconn business.

Provision (Credit) for Income Taxes:

A provision of $556,000 and $5,213,000 for income taxes has been made for the three and six month periods ended June 30, 1999 as compared a provision of $18,000 and credit of $434,000 for the comparable 1998 periods. The provision for the six month period ended June 30, 1999 includes a provision of $4,527,000 associated with the gain on the sale of Retconn. The Company has Federal Net Operating Loss carryforwards available to offset a substantial portion of the income tax return liability associated with the gain. The credit for the six month period ended June 30, 1998 includes a $759,000 income tax credit associated with the restructuring charge.

Minority Interest:

In the three and six month periods ended June 30, 1999 and 1998, the Company has included income of $14,000 and $6,000, and a loss of $73,000 and $206,000 respectively, associated with ISP in its income (loss) before minority interest in loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income. See the section ISP Joint Venture for further details herein.

Net Income:

As a result of the above, Net Income of $991,000 for the second quarter increased by $975,000 from the comparable 1998 period. Net Income of $5,144,000 for the six month period ended June 30, 1999 increased by $5,787,000 from the comparable period in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

General

To support the Company's growth the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, its line of credit facility, term loans from the Bank, other bank financing including gold consignment supply agreements, and capital leases. The Company has Bank short term debt maturities, standby letter of credit maturities, gold consignment agreements and debt service requirements which are presently deferred until August 31, 1999 under a limited forbearance agreement with its banks. The Company is in discussions with its Bank to extend of its bank facilities through October 31, 1999. The Company completed the sale of its Retconn business on February 19, 1999 and repaid $22,191,000 of existing Bank debt. As discussed herein, the Company is pursuing several additional courses of action to address its remaining Bank indebtedness, gold consignment supply needs and refinancing needs.

Summary of 1999 Activity

At June 30, 1999, the Company had cash and cash equivalents of $1,265,000 and an available balance on its revolving credit facility of $1,000,000 as compared to $1,141,000 and $200,000 respectively at December 31, 1998.

Net cash provided by operating activities in the six months ended June 30, 1999 amounted to $1,982,000 as compared to a use of $110,000 in the comparable 1998 period. Cash provided by operations increased compared to the first six months of 1998 principally as a result of 1999 income and working capital changes. The decrease in the deferred tax assets is due to utilization of net operating loss carryforwards generated by the 1998 losses.

Cash provided by investing activities amounted to $21,427,000 in the period ended June 30, 1999. On February 19, 1999 the Company completed the sale of its Connector business and realized cash proceeds of $22,191,000. During the six months ended June 30, 1999 and 1998, the Company invested $696,000 and $1,938,000, respectively, in property and equipment. This investment excludes $890,000 and $781,000, respectively, in the 1999 and 1998 periods for equipment acquired under capital leases. At June 30, 1999, the Company had capital expenditure commitments of approximately $536,000.

Net Cash used by financing activities amounted to $23,215,000 in the period ended June 30, 1999 as compared to cash provided of $2,183,000 during the 1998 period. During the six months ended June 30, 1999 the Company's repaid $15,637,000 under term loans and $6,173,000 under its Bank revolving line of credit. In addition, the Company made payments of $1,409,000 under capital leases obligations.

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

In January 1997, the Company entered into a $15,000,000 line of credit with the Bank that originally expired in February 1999. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to August 31, 1999. This credit line includes a standby letter of credit for ISP in the amount of approximately $3,000,000. Interest is payable monthly at the lower of the Bank's loan pricing rate or a Eurodollar rate plus 2.25%. The line of credit is collateralized by substantially all of the company's assets and provides for limited availability based upon the eligible percentages of the Company's receivables and inventory. The line of credit, as amended, is subject to various restrictions and financial covenants.. On February 19, 1999 the Company repaid $7,141,000 of the outstanding borrowings under this facility.

On June 19, 1998 the Company entered into a 90-day note for $1,000,000 ("Interim Term Loan") with the Bank to supplement the Company's working capital requirements. The Interim Term Loan note provided for the payment of interest monthly and for the repayment of principal on October 1, 1998. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to August 31, 1999. The Company in compliance with its financial ratio covenants and continues to make monthly interest payments. On July 1, 1999 the Company began making monthly principal payments of $11,905 on the Interim Term Loan.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which expired December 23, 1998. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to August 31, 1999. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870,000. The Gold Consignment Agreement requires the Company to pay a consignment fee of 5.0 % per annum based upon the value of all gold consigned to the Company. The Company is currently in discussions with FPM to extend and/or negotiate a new agreement.

The limited Forbearance Agreement discussed herein, was originally signed in August 1998 and later amended in 1998 and 1999. The Forbearance Agreement, as amended, waived Term Loan principal payments of $350,000 per month from August 1 forward, extended a previous waiver of financial ratio covenants, set the Term Loan maturity date to August 31, 1999 and also extended the maturity of the Interim Term Loan, the Revolving Credit Agreement, the standby letter of credit and the Gold Consignment agreement to August 31, 1999. The Company is pursuing a number of courses of action to restructure or refinance its existing debt and Gold Consignment agreement. These include continuing negotiations with the current lenders regarding the Banks proposal to extend the facilities through October 31, 1999, discussions with other prospective lenders and the sale of its wafer reclaim businesses pursuant to a letter of intent dated May 1999 as a means of paying its debt obligations. On February 19, 1999, the Company sold its Retconn business and used $22,191,000 of the cash proceeds to repay $15,050,000 of bank term debt and $7,141,000 of line of credit borrowings. Although the Company is presently meeting all of the Bank's covenants, as amended, and is paying interest as due on its obligations, there is no assurance that the Company will be able to successfully renegotiate the terms of its existing credit/consignment agreements and/or negotiate new financing arrangements and/or realize cash through the sale of its wafer reclaim business. Failure to achieve the necessary financing could have a material adverse effect on the Company.

The Company's 50.1% owned Singapore operation ("ISP") is currently in discussions with its bank and may not be able to meet its financing obligations through cash flow from operations without a change in its existing arrangements. The Company and ISP are pursuing a number of courses of action designed to provide future capital resources including discussions with its ISP's lenders to obtain principal repayment forbearance as well as discussions with other investors who would provide a new source of equity capital. There is no assurance that ISP will be able to successfully renegotiate the terms of its existing credit agreements and/or realize cash through an equity investor. Failure to achieve the necessary financing would have a material adverse effect on ISP. In addition, ISP's bank could draw down the S$5,000,000 (approximately $3,000,000 at June 30, 1999) standby letter of credit provided by the Company's Bank. There is no assurance that the Company would have the resources available to repay the Bank immediately as required by the Company's Bank agreement in which case an event of default would exist. Failure to repay the drawn Letter of Credit would have a material adverse effect on the

Company.

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years from May 1993, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During 1999, the Company charged against operations a total of $229,300 under this agreement, $75,000 of which have been paid through June 30, 1999.

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      On May 26, 1999, the registrant conducted its annual meeting. At such meeting, stockholders of record as of the close of business on April 9, 1999 were entitled to notice of and to vote at the meeting. Out of a total of 6,041,016 shares entitled to vote at the meeting, 5,008,730 shares, or 83%, were present in person or by proxy at said meeting. The matters voted on at the meeting were limited to: the election of seven directors to serve for one year and until their successors are elected and qualify and the ratification of the appointment of Goldstein Golub Kessler LLP as the Company's auditors for the year ending December 31, 1999.

      The following Directors were elected at such meeting:

      Mark A. Pinto                       Richard D. Fain
      John U. Moorhead, II                Steven B. Sands
      Gilbert D. Raker                    Frank J. Polese
      Andrew Lozyniak

      The following votes were cast in the election of Goldstein Golub Kessler LLP as the Company's auditors.

      Affirmative                 Against                   Abstain
      -----------                 -------                   -------
      4,964,360 Shares            24,919 Shares             19,451 Shares


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      10.66 Seventh Amendment and Forbearance Agreement among SEMX Corporation and Subsidiaries and First Union National Bank dated as of June 29, 1999

      10.67 Employment agreement dated as of August 1, 1999 between the Company and Gilbert D. Raker

      10.68 Employment agreement dated as of August 1, 1999 between the Company and Frank J. Polese

      (b) Current Reports on Form 8-K

            Form 8-K, Item 5, filed on June 24, 1999, related to the Company's adoption of a shareholder rights plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SEMX CORPORATION


          Date: August 13, 1999            By: /s/ Gilbert D. Raker
                                               ---------------------------------
                                           Name:   Gilbert D. Raker
                                           Title:  Chairman of the Board
                                                   and Chief Executive Officer


          Date: August 13, 1999            By: /s/ Mark A. Koch
                                               ---------------------------------
                                           Name:   Mark A. Koch
                                           Title:  Controller and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)