Form 10-Q
period 1999-09-30
SEMX CORP
filed 1999-11-12
CIK 880858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

    / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-10938

                                SEMX CORPORATION
             (Exact name of Registrant as specified in its charter)


            Delaware                                         13-3584740
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                       Identification No.)


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

                           (1) Yes [X]        No [ ]

                           (2) Yes [X]        No [ ]

        The number of shares outstanding of the Registrant's sole class of common stock, as of October 31, 1999 was 6,055,391 shares.

                                TABLE OF CONTENTS


                                                                         PAGE NO

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Balance Sheet at
         September 30, 1999 and December 31, 1998.                           3

         Consolidated Statement of Operations and
         Comprehensive Income (Loss) for the three  and nine
         months ended September 30, 1999 and 1998.                           4

         Consolidated Statement of Cash Flows
         for the nine months ended
         September 30, 1999 and 1998.                                        5


         Notes to Consolidated Financial Statements                          6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8

PART II  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   15


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

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                           SEPTEMBER 30,   DECEMBER 31,
ASSETS                                                                         1999            1998
                                                                            (UNAUDITED)      (AUDITED)
                                                                              --------       --------
Current Assets:
 Cash  and cash equivalents                                                   $  1,774       $  1,141
 Accounts receivable, less allowance for doubtful accounts of $511 and
   $245, respectively                                                            7,571          8,007
 Inventories                                                                     5,263         10,447
 Prepaid expenses and other current assets                                       1,452            948
 Deferred income tax assets                                                         --          5,643
                                                                              --------       --------
Total current assets                                                            16,060         26,186
                                                                              --------       --------

Property, Plant and Equipment-at cost, net of accumulated depreciation
  and amortization of $15,746 and $13,974, respectively                         35,060         38,352
                                                                              --------       --------

Other Assets-net of accumulated amortization
 Technology rights and intellectual property                                       914            963
 Goodwill                                                                        8,411         15,938
 Other                                                                             764            885
                                                                              --------       --------
Total other assets                                                              10,089         17,786
                                                                              --------       --------
Total Assets                                                                  $ 61,209       $ 82,324
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                             $  3,163       $  5,262
 Current portion of long-term debt (Note 5)                                      2,367         29,393
 Current portion of obligations under capital leases                             2,576          2,648
 Accrued expenses                                                                3,012          2,947
 Income Taxes Payable                                                              879             --
                                                                              --------       --------
Total current liabilities                                                       11,997         40,250

Deferred income taxes                                                            1,897          2,329
Long-term debt (Note 5)                                                         10,104          6,657
Obligations under capital leases                                                 4,506          6,398
                                                                              --------       --------
Total Liabilities                                                               28,504         55,634
                                                                              --------       --------

Minority Interest in Subsidiary                                                  1,132          1,319
                                                                              --------       --------
Shareholders' Equity:
 Preferred stock-$.10 par value;authorized 1,000,000 shares, none issued            --             --
 Common stock-$.10 par value; authorized 20,000,000
 shares, issued 6,389,991 and 6,375,616 shares                                     639            638
 Additional paid-in-capital                                                     28,237         28,199
 Accumulated other comphrehensive income                                          (469)          (322)
 Retained earnings  (accumulated deficit)                                        3,378         (2,932)
                                                                              --------       --------
                                                                                31,785         25,583
 Less: Treasury stock: 334,600 shares at cost                                      212            212
                                                                              --------       --------
Shareholders' Equity                                                            31,573         25,371
                                                                              --------       --------
Total Liabilities And Shareholders' Equity                                    $ 61,209       $ 82,324
                                                                              ========       ========

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                               ---------------------       -----------------------
                                                                 1999         1998           1999           1998
                                                               -------      --------       --------       --------
Net Sales                                                      $12,188      $ 11,504       $ 34,893       $ 36,988
Service Revenue                                                  4,170         4,510         12,406         13,917
                                                               -------      --------       --------       --------
Total Revenue                                                   16,358        16,014         47,299         50,905

Cost of Goods Sold                                               7,247         8,749         22,041         26,144
Cost of Services Performed                                       3,269         3,566          9,583         11,380
                                                               -------      --------       --------       --------
  Total                                                         10,516        12,315         31,624         37,524
                                                               -------      --------       --------       --------
Gross Profit                                                     5,842         3,699         15,675         13,381

Selling, General and Administrative Expense                      3,569         3,676         10,258         10,983
Restructuring Charge                                                --            --             --          1,950
                                                               -------      --------       --------       --------
Operating Income (Loss)                                          2,273            23          5,417            448

Gain on Sale of Connector Business                                  --            --          8,430             --

Interest Expense (Net)                                             442           989          1,653          2,697
                                                               -------      --------       --------       --------

Income (Loss) Before Provision for Income
  Taxes and Minority Interest in
  Consolidated Subsidiary                                        1,831          (966)        12,194         (2,249)
Provision (Credit) for Income Taxes                                695          (317)         5,908           (751)
                                                               -------      --------       --------       --------
Income (Loss) Before Minority Interest in
   Consolidated Subsidiary                                       1,136          (649)         6,286         (1,498)

Minority Interest in Loss of Consolidated Subsidiary                30            49             24            255
                                                               -------      --------       --------       --------
Net Income (Loss)                                              $ 1,166      $   (600)      $  6,310       $ (1,243)
                                                               =======      ========       ========       ========
Other Comprehensive Income:
Foreign currency translation net of tax benefit (expense)
 of $(82) and $(116); and $75 and $105, respectively               159           224           (147)           203
                                                               -------      --------       --------       --------

 Comprehensive Income (Loss)                                   $ 1,325      $   (376)      $  6,163       $ (1,040)
                                                               =======      ========       ========       ========

Basic Income (Loss) per Common Share                           $   .19      $   (.10)      $   1.04       $   (.21)
Diluted Income (Loss) per Common Share                         $   .19      $   (.10)      $   1.01       $   (.21)

Weighted Average Number of Common
Shares Outstanding - Basic                                       6,048         6,041          6,043          6,057

Weighted Average Number of Common
Shares Outstanding - Diluted                                     6,281         6,041          6,262          6,057


                 See Notes To Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                         FOR THE NINE MONTHS
                                                                          ENDED SEPTEMBER 30
                                                                        ----------------------
                                                                          1999          1998
                                                                        --------       -------
Cash Flows From Operating Activities:

Net Income  (Loss)                                                      $  6,310       $(1,243)
 Adjustments To Reconcile Net Income To Net
 Cash Used In Operating Activities:
  (Gain) Loss on Sales of Connector Business                              (8,430)           52
  Depreciation And Amortization of Property And Equipment                  3,771         3,671
  Other Amortization                                                         481           742
  Deferred Income Taxes                                                     (357)         (131)
  Minority Interest in Subsidiary (Income) Loss                              (24)         (255)
 Changes In Operating Assets And Liabilities:
  (Increase) Decrease In Accounts Receivable                              (1,879)        2,227
  Increase In Inventory                                                     (881)       (1,294)
  (Increase) Decrease  In Prepaid Expenses And
   Other Current Assets                                                    5,640          (265)
 Decrease In Accounts Payable                                             (1,235)       (2,043)
  Increase (Decrease) In Accrued Expenses                                    238          (302)
  Increase (Decrease) In Income Taxes Payable                                877          (985)
                                                                        --------       -------
Net Cash Provided By (Used In) Operating Activities                        4,511           174
                                                                        --------       -------

Cash Flows From Investing Activities:
 Purchase Of Property And Equipment                                       (1,732)       (2,289)
 Proceeds From Sale of Connector Business                                 22,191            12
 (Increase) Decrease  In Other Assets                                       (687)         (682)
 Acquisition of Subsidiary                                                    --
                                                                        --------       -------
Net Cash Provided by (Used In) Investing Activities                       19,772        (2,959)
                                                                        --------       -------

Cash Flows From Financing Activities:
 Purchase of Treasury Stock                                                   --          (212)
 Proceeds From Exercise Of Stock Options                                      38
 Proceeds From Long-Term Debt                                                 --         2,240
 (Repayment) Borrowing Under Revolving Credit                             (6,173)        4,925
 Payment Under Capital Leases                                             (2,017)       (1,631)
 Payment Under Term Loan Agreements                                      (15,558)       (3,224)
 Borrowing under Term Loan Agreements                                         --            --
                                                                        --------       -------
Net Cash Provided By (Used In) Financing Activities                      (23,710)        2,098
                                                                        --------       -------

Effect of Exchange Rate Change on Cash                                        60           (44)

Net Increase (Decrease) In Cash                                              633          (731)
Cash At Beginning Of Period                                                1,141         2,260
                                                                        --------       -------
Cash At End Of Period                                                   $  1,774       $ 1,529
                                                                        ========       =======

Supplemental schedule of noncash investing and financing activity:
  Machinery and equipment acquired under capital leases                 $    900       $ 2,806


                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at September 30, 1999, and the Consolidated Statement of Operations and Cash Flows for the three and nine months ended September 30, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The comparative financial statements for 1998 have been reclassified to conform to the current period's presentation.


NOTE 2. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options.


NOTE 3.  DISPOSITIONS

In February 1999, the Company sold its connector businesses, Retconn Incorporated ("Retconn") and ST Electronics, Inc. ("ST") to Litton Corporation ("Litton"). Litton acquired the specified assets and assumed certain liabilities of Retconn and ST, as defined in the purchase agreement, in consideration for a cash payment to the Company of $23,871. The liabilities assumed by Litton amounted to approximately $3,500. The purchase price is subject to adjustment for changes in Retconn's closing date balance sheet. The Company expects to make a payment to Litton of approximately $310 during the fourth quarter of 1999 in final settlement of the purchase price. In addition, the Company is prevented from directly competing in the connector business for a period of three years. The Company recorded a gain of $3,903 on the transaction, net of applicable income taxes of $4,527.

NOTE 4.  INVENTORY

Inventories consisted of the following:

                                        September 30,      December 31,
                                            1999               1998
                                          -------            -------

           Precious Metals                $ 1,086            $ 1,245
           Non Precious Metals              4,177              9,202
                                          -------            -------
                                          $ 5,263            $10,447
                                          -------            -------

Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.


NOTE 5.  DEBT

On February 19, 1999, the Company entered into an agreement with First Union and Fleet (the "Bank") concerning the distribution of $23,871 in proceeds from the sale of Retconn and ST. Pursuant to the agreement, the Company repaid $15,050 of term indebtedness and $7,141 of revolving credit borrowings. In addition, the Company paid approximately $1,680 of transaction-related fees and severance payments. The agreement, as amended also provided for the Bank's forbearance of noncompliance with certain existing covenants, repayment of principal and an extension of its revolving credit and interim term loan facilities through October 31, 1999.

On November 1, 1999 the company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association as lender and agent ("the Credit Facility"). The Credit Facility, replaced the existing revolving credit and interim term loan facilities with First Union and Fleet. The Credit Facility, which has a three year term, consists of a formula based $8,500 revolving credit facility and a $6,234 term loan which are secured by substantially all of the Company's domestic assets. Revolving credit facility availibility of up to $5,000 Singapore dollars (approximately $3,000 US) is reserved for possible issuance of a standby letter of credit in support of the Company's continuing guarantee of a foreign subsidiaries debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234 term loan are due in equal monthly installments of $74 over the three year term.

The refinancing with PNC Bank has been given effect to on the accompanying September 30, 1999 Balance Sheet, in accordance with FASB Statement No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (for the three and nine month periods ended September 30, 1999 compared to the three and nine month periods ended September 30, 1998)


REVENUE:
Total revenue for the three month period ended September 30, 1999 of $16,358,000 increased $344,000 or 2% and decreased $3,606,000 or 7% for the nine month period as compared to the comparable 1998 periods. On February 19, 1999, the Company sold its connector business, ("Retconn") as described herein. Retconn had sales through the February 1999 disposition date of $2,122,000 compared to sales of $4,410,000 for the three months and $9,707,000 for the nine months ended September 30, 1998. Excluding Retconn sales for all periods presented, total revenue for the 1999 third quarter increased $4,754,000 or 41% and for the nine month period ended September 30, 1999, increased 8,389,000 or 23% from the prior year periods.

Excluding Retconn, the Materials Groups 1999 third quarter sales of $12,188,000 increased $5,094,000, or 72% and nine month sales of $32,771,000 increased $9,900,000 or 43%, from the comparable 1998 periods. SPM's 1999 sales increased by $191,000 or 6% in the third quarter and decreased by $267,000 or 3% in the nine months period, as compared to the comparable 1998 periods. The decrease in SPM's 1999 nine month sales was caused by lower sales to a customer serving the cellular market, partially offset by increased sales of gold wire during the third quarter. Polese Company's 1999 sales increased by $4,903,000 or 123% for the third quarter and increased by $10,167,000, or 79% for the nine month period as compared to the prior year periods. Polese sales have increased due to improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new assembly products.

The Company's Services Group 1999 revenues decreased $340,000 to $4,170,000 for the third quarter and decreased $1,511,000 to $12,406,000 for the nine month period as compared to the prior year periods. The Services Group nine month revenue decrease was the result of a slowdown in the demand for reclaimed wafers and pricing pressures caused by a downturn in the semiconductor industry. Further, in July of 1998, the Company closed its Texas operations and consolidated all of ASP's domestic business into its Rhode Island facility. The three and nine month periods ended September 30, 1998, included $0 and $1,537,000, respectively, in revenue from the Texas operation. The Service Group's revenue from ASP's U.S. and European operations for the third quarter decreased by $460,000, or 12% and decreased $2,198,000 or 17%, for the nine month period ended September 30, 1999 as compared to the comparable 1998 periods. Revenue from International Semiconductor Products Pte. Ltd ("ISP") of $665,000 for the third quarter of 1999 increased by $120,000 or 22% and nine month revenue of $1,964,000 increased $687,000, or 54% over the comparable 1998 periods.

Direct sales of the Company's products into foreign markets as a percentage of consolidated revenue during 1999 was 25% for the third quarter and 25% for the nine month period, as compared to 17% and 17%, respectively, for the three and nine month periods ended September 30, 1998. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, ("S.A.R.L."), and in Singapore,("ISP"). In the three and nine month periods ended September 30, 1999, the Company derived revenue from ASP B.V. of $755,000 and $2,402,000 respectively, from S.A.R.L. of $266,205 and $555,467, respectively, and from ISP of $665,000 and $1,964,000, respectively. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L. and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, and Singapore Dollars, respectively, and account for 14% in the third quarter and 10% in the nine months ended September 30, 1999.

The Company's consolidated backlog as of September 30, 1999 was $19,459,000 excluding backlog from the Retconn business which was sold February 19, 1999. Excluding Retconn, the Company's backlog was $13,666,000 at September 30, 1998 and $15,161,000 at December 31, 1998. The Polese backlog which was $5,003,000 at the end of 1998, has improved to $10,506,000 as of September 30, 1999. The backlogs for ASP and SPM have decreased $594,000 and $611,000 respectively, since the end of 1998 but have increased from beginning of year levels. The Company expects the consolidated backlog to remain strong for the remainder of 1999.


GROSS PROFIT:
Gross profit of $5,842,000 for the three month period and $15,675,000 for nine month period ended September 30, 1999 increased $2,143,000 or 58% and $2,294,000, or 17%, respectively, from the comparable 1998 periods. Excluding Retconn from all periods presented, 1999 gross profit increased by $3,432,000, or 142% during the third quarter, and increased by $6,066,000, or 68% for the nine months period from the comparable 1998 periods. The Materials Group's gross profit of $4,941,000 and $12,144,000 for the three and nine month periods ended September 30, 1999, increased $3,475,000 or 237% and $5,780,000 or 91%
respectively, as compared to the comparable periods in 1998. The Materials Group's gross profit increases primarily reflected the increased sales at Polese Company. The Service Group's gross profit of $901,000 and $2,823,000 for the three and nine month periods ended September 30, 1999, decreased $43,000 or 5% and increased $286,000 or 11% respectively, as compared to the comparable periods in 1998 The increase for the 1999 nine month period was primarily due to the effects of cost reductions during 1999.

GROSS MARGINS:
The Company's gross margins increased from 23% to 36% and 26% to 33 %, respectively, for the three and nine month periods ended September 30, 1999 over the comparable 1998 periods. Excluding Retconn, the Company's gross margin for the three and nine month periods increased from 21% to 36% and 24% to 33%, respectively. The Materials Group's gross margin increased from 21% to 41% and 28% to 37%, respectively, for the three and nine month periods ended September 30, 1999 from the comparable 1998 periods. The Service Group's gross margins increased from 21% to 22% and 18% to 23%, respectively, for the three and nine month periods ended September 30, 1999 from the comparable 1998 periods, reflecting the consolidation of domestic operations and improved performance at ISP.

SELLING, GENERAL AND ADMINISTRATIVE:
Selling, general and administrative ("SG&A") expenses in the three and nine month periods ended September 30, 1999 decreased $107,000, or 3% and decreased $725,000 or 7%, respectively, from the comparable 1998 periods. The decrease in SG&A in the nine month period reflects savings realized by the closing of the Services Group Texas Plant during the third quarter of 1998 as well as reductions in SG&A due to the sale of Retconn. Excluding Retconn, 1999 SG&A increased by $636,000 or 22% for the third quarter and increased by $1,132,000, or 12% for the nine month period ending September 30, 1999. The increase in SG&A during 1999 was due to increased sales and includes bank charges related to extensions of the Company's lending facilities of $40,000 and $183,000 during the third quarter and nine months periods, respectively. Excluding Retconn, SG&A expenses as a percentage of revenue decreased from 25% to 22% for the third quarter and decreased from 23% to 22% for the nine months ended September 30, 1999 from the comparable 1998 periods.

RESTRUCTURING CHARGE:
The nine month period ended September 30, 1998 includes a restructuring charge of $1,950,000 associated with the closing of ASP's Texas operation and the relocation of the equipment and other assets.

GAIN ON SALE OF CONNECTOR BUSINESS
Income before Income Taxes and Minority Interest for the six months ended September 30, 1999 include a before tax gain of $8,430,000 on the sale of the Company's Connector Business to Litton Corporation on February 19, 1999 as described below in Liquidity and Capital Resources.

INTEREST EXPENSE (NET):
Net interest expense for the three and nine month periods ended September 30, 1999 decreased $547,000 and $1,044,000 respectively, from the comparable 1998 periods . The decrease in net interest expense is due to reduced debt levels from February 19, 1999 forward due to the principal repayments from proceeds from the sale of the Retconn business.

PROVISION (CREDIT) FOR INCOME TAXES:
A provision of $695,000 and $5,908,000 for income taxes has been made for the three and nine month periods ended September 30, 1999 as compared to credits of $317,000 and $751,000 for the comparable 1998 periods. The provision for the nine month period ended September 30, 1999 includes a provision of $4,527,000 associated with the gain on the sale of the Connector business. However, the Company has Federal Net Operating Loss carryforwards which will offset a substantial portion of the income tax return liability associated with the gain. The credit for the nine month period ended September 30, 1998 includes a $759,000 income tax credit associated with the restructuring charge.

MINORITY INTEREST:
In the three and nine month periods ended September 30, 1999 and 1998, the Company has included gains of $30,000 and $49,000, and gains of $24,000 and $255,000 respectively, associated with ISP in its income (loss) before minority interest in loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such loss from its consolidated net income.

NET INCOME:
As a result of the above, Net Income of $1,166,000 for the third quarter increased by $1,766,000 from the comparable 1998 period. Net Income of $6,310,000 for the nine month period ended September 30, 1999 increased by $7,553,000 from the comparable period in 1998.

YEAR 2000
The year 2000 problem arises since many computer programs and some pieces of computer hardware manipulate and store dates as a two-digit field and are unable to recognize dates past December 31, 1999.


The Company has completed its assessment of the systems and software at all of its operations, including external interfaces with critical suppliers and customers. The Company has replaced non-compliant hardware, installed new manufacturing enterprise computer software systems at SPM and installed software upgrades that are year 2000 compliant at its other locations. As of September 30, 1999, the Company has substantially completed the installation and Year 2000 testing of these new systems and upgrades. Outside suppliers, and customers have been contacted and have completed the Company's assessment questionnaire. Based on the Company's review of the assessment questionnaires received, the Company believes a large majority of its outside suppliers and customers will be Year 2000 compliant by the end of 1999.

The Company has expended approximately $530,000 to date and estimates that the remaining incremental cost of addressing the potential Year 2000 problem beyond those expenditures already incurred will be less than $50,000 based upon the information assembled to date.

The Company believes that as of September 30, 1999, its new systems and software have achieved operational Year 2000 compliance. In the event of an unforseen Year 2000 problem, the Company believes its business processes could continue functioning without undue business interruption while any problems are remedied. Although the Company believes it has achieved operational year 2000 compliance, the Company can not predict the potential effect of third parties "Year 2000" issues on its business for those third parties that either do not complete their own Year 2000 compliance or do not respond to the Company's assessment questionnaire in a timely manner.


LIQUIDITY AND CAPITAL RESOURCES

General

To support the Company's growth the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company had financed its capital needs through cash flow from operations, its line of credit facility, term loans from the Bank, other bank financing including gold consignment supply agreements, and capital leases. The Company had Bank short term debt maturities, standby letter of credit maturities, gold consignment agreements and debt service requirements which were deferred until October 31, 1999 under a limited forbearance agreement with its banks. The Company completed the sale of its Retconn business on February 19, 1999 and repaid $22,191,000 of its then existing Bank debt. On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association as lender and agent ("the Credit Facility"). The Credit Facility, replaced the existing revolving credit and interim term loan facilities with First Union and Fleet.

Summary of 1999 Activity

At September 30, 1999, the Company had cash and cash equivalents of $1,774,000 and an available balance on its revolving credit facility of $500,000 as compared to $1,141,000 and $200,000 respectively at December 31, 1998.

Net cash provided by operating activities in the three months ended September 30, 1999 amounted $4,511,000 as compared to cash provided of $174,000 in the comparable 1998 period. Cash provided by operations increased compared to the first three months of 1998 principally as a result of 1999 income and working capital changes. The decrease in the deferred tax assets is due to utilization of net operating loss carryforwards generated by the 1998 losses.

Cash provided by investing activities amounted to $19,772,000 in the period ended September 30, 1999. On February 19, 1999 the Company completed the sale of its Connector business and realized cash proceeds of $22,191,000. During the nine months ended September 30, 1999 and 1998, the Company invested $1,732,000 and $2,289,000, respectively, in property and equipment. This investment excludes $900,000 and $2,806,000, respectively, in the 1999 and 1998 periods for equipment acquired under capital leases. At September 30, 1999, the Company had capital expenditure commitments of approximately $100,000 .

Net Cash used by financing activities amounted to $23,710,000 in the period ended September 30, 1999 as compared to cash provided of $2,098,000 during the 1998 period. During the nine months ended September 30, 1999 the Company's repaid $15,558,000 under a Bank term loan facility and $6,173,000 under its Bank revolving line of credit . In addition, the Company made payments of $2,017,000 under capital leases obligations.

Current Credit Facilities

On November 1, 1999 the company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association as lender and agent ("the Credit Facility"). The Credit Facility, replaced the existing revolving credit and interim term loan facilities with First Union and Fleet. The Credit Facility, which has a three year term, consists of a formula based $8,500,000 revolving credit facility and a $6,234,000 term loan which are secured by substantially all of the Company's domestic assets. Revolving credit facility availability of up to $5,000,000 Singapore dollars (approximately $3,000,000 US) is reserved for possible issuance of a standby letter of credit in support of the Company's continuing guarantee of a foreign subsidiaries debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three year term.

Upon the November 2, 1999 funding of the Credit Facility, the Company repaid its $7,664,000 remaining indebtedness to First Union and Fleet, with a combination of $6,234,000 borrowed under the PNC term loan and $1,430,000 of the Company's cash. Upon closing, the Company had no borrowings outstanding under the PNC revolving credit facility and had excess borrowing availability of over $2,000,000.

The Company has guaranteed S$5,000,000 (approximately $2,938,000 US) of the debt of its 50.1% owned Singapore operation ("ISP"). The guarantee is secured by a standby letter of credit of up to S$5,000,000 Singapore dollars issued by the First Union and Fleet in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, ISP's bank could draw down the S$5,000,000 standby letter of credit provided by the Company's Bank. On November 1, 1999 in conjunction with the closing of the Credit Facilities, PNC Bank issued a backup letter of credit in support of First Union and Fleet's existing S$5,000,000 standby letter of credit. The Company is currently in discussions with ISP's lenders to accept a PNC Bank sponsored standby letter of credit in place of the existing instrument.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which expired December 23, 1998. As part of the limited Forbearance Agreement, as amended, the FPM and the Bank extended the maturity to October 31, 1999. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870,000. The Gold

Consignment Agreement requires the Company to pay a consignment fee of 7.0 % per annum based upon the value of all gold consigned to the Company. On November 1, 1999, in conjunction with the closing of the Credit Facilities, the FPM and the Bank granted a 90-day extension of the Gold Consignment Agreement to permit the Company time to negotiate terms of a new agreement with Fleet Precious Metals.


Former Credit Facilities - refinanced on November 1, 1999

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

In January 1997, the Company entered into a $15,000,000 line of credit with the Bank that originally expired in February 1999. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to October 31, 1999. This credit line includes a standby letter of credit for ISP in the amount of approximately $3,000,000. On February 19, 1999 the Company repaid $7,141,000 of the outstanding borrowings under this facility.

On June 19, 1998 the Company entered into a 90-day note for $1,000,000 ("Interim Term Loan") with the Bank to supplement the Company's working capital requirements. The Interim Term Loan note provided for the payment of interest monthly and for the repayment of principal on October 1, 1998. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to October 31, 1999.

Other

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years from May 1993, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During 1999, the Company charged against operations a total of $421,100 under this agreement, $200,000 of which has been paid through September 30, 1999.

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

PART II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)     Exhibits

        10.1 Revolving Credit, Term Loan and Security Agreement between the Company and Subsidiaries and PNC Bank National Association (as agent and lender) dated November 1, 1999

        27      Financial Data Schedule (Edgar filing copy only)

(b)     Current Reports on Form 8-K

        None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SEMX CORPORATION



Date: October 12, 1999            By: /s/ Gilbert D. Raker
                                      ---------------------------------
                                      Name: Gilbert D. Raker
                                      Title: Chairman of the Board and
                                             Chief Executive Officer



Date: October 12, 1999            By: /s/ Mark A. Koch
                                      ---------------------------------
                                      Name: Mark A. Koch
                                      Title: Controller and Secretary
                                             (Principal Financial and
                                             Accounting Officer)