Form 10-K405
period 1999-12-31
SEMX CORP
filed 2000-03-30
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark one)
       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 1-10938


                                SEMX CORPORATION
                    ----------------------------------------
                    (Name of Business Issuer in Its Charter)


             Delaware                                       13-3584740
   ------------------------------                     ----------------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                     Identification Number)

                          1 Labriola Court
                          Armonk, New York                10504
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                     The Exhibit Index is located on page 18

At March 15, 2000 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $62,807,779.

At March 15, 2000 the Registrant had 6,116,741 shares of Common Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date, the Registrant held 334,600 shares of Common Stock in treasury.


                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                Parts Into Which Incorporated
--------                                -----------------------------

Portions of the Definitive              Part III. Item 10,11,12 13
Proxy Statement prepared in
connection with the Company's
2000 Annual Meeting of Stockholders
which will be held on May 16, 2000.

                                     PART I

Item 1:  Business

(a) General. SEMX Corporation consists of a Delaware corporation and its wholly owned and majority owned subsidiaries (collectively the "Company"). The Company primarily provides specialty materials and services to the microelectronic and semiconductor industries on a worldwide basis through its Materials and Services Groups.

      At the end of fiscal 1999, the Company's Materials Group consisted of the operating division of the parent company Semiconductor Packaging Materials Co. ("SPM") and its subsidiary, Polese Company, Inc. ("Polese"). The Materials Group primarily designs, develops, manufactures and markets metal matrix heat dissipation products, assembled products and components that utilize the heat dissipation products, bonding wire, precision metal stampings, seal frames, tape and reel packaged products and other specialty products and materials. Such products are incorporated into electronic components used in high end internet servers, the wireless products industry, automotive control systems, fiber optic packages and thermal management in the RF industry. The Company also serves related markets outside of the electronics industry. The Company's products are sold through internal sales personnel and a network of independent sales representatives, principally to manufacturers and assemblers of electronic devices. The Company sold its Retconn and S.T. businesses in February 1999 and as of that date no longer designs, develops or manufacturers RF coaxial contacts, connectors and cable harness assemblies.

     The Company's Services group consists of its American Silicon Products, Inc. ("ASP") and American Silicon Products B.V. ("ASP BV") subsidiaries and a jointly owned Singapore corporation, International Semiconductor Products Pte Ltd. ("ISP"). Each provide silicon wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication. ISP is 50.1% owned by the Company.

History - The registrant, SEMX Corporation, is a Delaware corporation incorporated in 1988 as a successor to a company started in 1981. In December 1991 the Company had a public offering of its securities and became a public company. In April 1998, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to SEMX Corporation.

The Company has attained significant revenue growth over the last several years. A substantial portion of that growth has been realized through the acquisition of businesses and by applying financial and management resources to further the growth of the companies.

Acquisitions

In 1993, the Company acquired Polese. Polese manufactures and markets heat dissipation products and assembled products which incorporate the heat dissipation materials, seal frames for use in the manufacture of electronic components, and produces sophisticated parts through the use of electrical discharge machines ("EDM") and computer numerical control ("CNC") turning centers. At the time of acquisition, the Company acquired from Frank J. Polese all of the rights, including, but not limited to, a patent which had been recently issued to Mr. Polese, for the development and application of copper/tungsten powdered metal technology to the electronics industry (See Part II, Item 6, Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")).

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

In that same year, the Company entered into a joint venture agreement to develop a silicon wafer polishing and reclaiming facility in Singapore. The jointly owned Singapore corporation, International Semiconductor Products Pte Ltd., is 50.1% owned by the Company.

On January 23, 1997, the Company acquired certain assets and assumed certain liabilities of Silicon Materials Service ("SMS") of Garland, Texas and 100% of the outstanding stock of Silicon Materials Service, B.V. ("SMSBV") of Helmond, Netherlands. The SMS Texas operation was merged into ASP and SMSBV was renamed American Silicon Products, B.V. ("ASPBV"). During 1998, the Company closed the SMS Texas operation and relocated certain equipment to its Providence plant.

Effective July 30, 1997, Retconn, a wholly owned subsidiary of the Company, acquired 100% of the outstanding stock of S.T. Electronics, Inc ("S.T."), a company that manufactures and markets custom cable and cable harness assemblies.

Dispositions

In February 1999, the Company completed the sale of its Retconn and S.T. connector businesses (collectively "Retconn") to Litton Systems Inc. Commensurate with the sale, the Company no longer engages in the manufacture, development or design of subminiature coaxial contacts, connectors, custom cables or cable harness assemblies. Information pertaining to these products, contained herein, is relevant only through the February 1999 date of disposition.

(b) Financial Information about Industry Segments - The Company has operated in two industry segments, materials and services, during each of its last three years.

(c)  Narrative Description of Business

Products

Thermal Management - Thermal management products are used to conduct heat away from critical areas of electronic components. Areas utilizing this product line includes high power wireless communication devices and high-speed microprocessor packages. Polese utilizes a patented, proprietary method to manufacture copper/tungsten heat dissipation products. Polese has developed or acquired a family of other metal matrix composites to become a full service provider of thermal management solutions. The other products include Silvar, Nitral(TM) and AlSiC. The Company has also developed a non-electronic use of its powdered metal technology with the introduction of a copper/tungsten metal matrix composite for sole weights, which are used in the manufacture of golf clubs. In 1998, Polese bought the rights to Alcoa's AlSiC technology, which is used for thermal management products as well as various electronic application.

Other Products - As a result of Polese's successful EDM operation in the manufacture of seal frames, a number of special products have been brought to Polese for manufacture. At this time, Polese is manufacturing small, complex parts for the medical supply and various other industries.

Wire, Stampings and Tape on Reel Products - The Company manufactures bonding wire that is used to conduct electrical signals between two points of a circuit. Further, it produces precision metal stampings out of various metals for interconnect or heat dissipation purposes. Since many of the Company's customers are unable to accommodate bulk shipments of the final stampings, the Company offers a selection of packaging options. The main alternative option is tape on reel packaging to support surface mount assembly operations. Bonding wire is primarily manufactured from pure aluminum or gold alloys: stamping from aluminum, copper, molybdenum, kovar, invar, silicon carbide or a combination of these materials (including clad materials); and tape on reel which packaging method utilizes plastic tape manufactured for the individual products being inserted.

Silicon Wafer Polishing and Reclaiming Services - ASP, ASPBV and ISP offer a variety of high tech, state-of-the-art wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication.

Raw Materials and Principal Suppliers

The Company in most cases utilizes two or more alternative sources of supply for each of its raw materials. In certain instances, however, the Company will use a single source of supply when directed by a customer or by need. In order to ensure the quality of the Company's products, the Company has instituted strict supplier evaluation and qualification procedures. Once a supplier has been qualified to supply materials to the Company, they will be included on the Company's preferred supplier list and will be reevaluated and rated on an ongoing basis. The Company's precious metals vendors include Fleet Precious Metals, Sigmund Cohen, Handy and Harmon and Degussa Metz Metallurgical Corp.

SPM makes extensive use of precious metals, including gold, as raw materials in the manufacture of certain products. The prices at which the Company purchases precious metals are based upon market prices at the time of purchase. Such metals have historically been subject to significant price fluctuations and subject to volatility as a result of numerous factors beyond the control of the Company. Substantially all of SPM's gold requirements are currently purchased from Fleet Precious Metals ("Fleet") pursuant to a consignment agreement. Under the agreement, Fleet has agreed to advance up to the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870,000. The agreement provides that title to the gold remains with Fleet until the finished material is shipped; at which time SPM is required to replace the gold. The prices paid by SPM for its purchases are generally based upon the Comex or the Second London gold price and are fixed automatically on a first-order, first-priced basis. SPM pays for gold in cash as of the date of purchase and pays a fee computed daily, currently at the rate of 5.5% per annum, based upon the value of gold consigned SPM. The revised and amended agreement with Fleet expires on June 30, 2000. The Company believes that there are alternative sources of supply for SPM's gold requirements in the event that the agreement with Fleet is terminated.

Production Process

Products manufactured to customer specifications account for almost all of the Company's total revenues.

The manufacturing process for metal matrix composite thermal management and recreational products consists of manufacturing a tool and die for the specific part, pressing the powdered materials in a powdered metal press, sintering the parts in a furnace, and machining them to the customer's specifications. The parts are then cleaned, plated, tested and packaged for shipment.

Wire and metal ribbon are manufactured by casting pure metals with selected additives into cylindrical shapes which are then drawn through a series of diamond dies to progressively reduce the metal to a finished size. Wire is then either annealed in batches or strands. Metal ribbon is made by rolling wire into a flat shape or by slitting strip into narrow widths. Annealing, spooling and packaging are similar to those utilized for wire.

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

Silicon wafer polishing and reclaiming services begin with incoming inspection of customer wafers. The wafers are sorted for reclaim suitability and conformance to customer specifications. The wafers are then processed to remove all diffusions and deposited layers (i.e., polysilicon, metals, nitrides, oxides, etc.). A two step polishing process, similar to that which is utilized by silicon suppliers, is then performed. The wafers are then cleaned with a front and backside scrubbing followed by rinsing, drying and further removal of particles. All cleaning is done in certified clean rooms utilizing deionized water. Product quality is assured through procedural discipline and Statistical Process Controls. The Company has achieved the ability to regularly process wafers with particles of less than .12 microns in size, with extremely low trace metals. The Company believes that its processing capability is comparable to that of any reclaiming capability in the world.

SPM usually operates on an eight-hour daily shift five days per week, with its tape on reel production and aluminum wire drawing operating on a two or three shift basis, consistent with business requirements. Polese usually operates seven days per week, with its various departments running two to three shifts per day, consistent with business requirements. ASP usually operates on a three-shift basis five days per week. Management believes that the Company possesses sufficient capacity to expand production of its existing products. The Company owns much of its equipment and when appropriate, leases certain equipment from third parties.

Quality Control

The Company utilizes extensive in-house statistical process quality control procedures ("SPC"), and employs 25 persons engaged full-time in quality control functions.

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

The Company is certified ISO 9000 (an international quality standard for the European community) at five of its operations, and holds various quality awards throughout the industries it serves. The Company believes that its ISO 9000 certifications are important in establishing the Company as a world class supplier and greatly aids the Company in penetrating markets for the Company's products throughout the world. The Company is also designated as a "Q-1" supplier by The Ford Motor Company. One of the Company's divisions received QS 9000 Quality certification during 1999. The Company believes that QS 9000 certification will be important to the Company's status as a world class supplier, especially within the automotive industry.

Marketing and Sales

The Company's domestic and foreign sales efforts are directed towards customers in numerous industries where the Company's products have wide application. The Company engages independent sales representatives in various regions throughout the United States, Europe, South America, the Middle East and the Far East for marketing to customers. These sales representatives are paid on a commission basis. As of February 28, 2000, the Company had arrangements with 24 sales representatives in the United States and 16 sales representatives in Europe, the Middle East, Far East and South America, including France, Germany, Italy, the United Kingdom, Sweden, Israel, Singapore, Hong Kong, China, Taiwan, Korea, Malaysia, the Philippines, Mexico and Brazil. Pursuant to agreements with independent sales representatives, such representatives are prohibited from carrying a line of products competitive with the Company's products. The Company continues to engage new sales representatives as needed. The Company believes that additional sales representatives are available, if required.

The Company currently employs 27 inside sales and marketing personnel, including two of its executive officers, who are responsible for direct sales to the Company's customers. The Company's sales personnel also work closely with customers to solicit future orders and to render technical assistance and advice. Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company also advertises in trade publications, primarily in the United States.

Product and Process Development

The Company places significant emphasis on product and process development and believes that such efforts are important to take advantage of market trends and to maintain its competitive position. The Company's product and process development activities include refinement of its manufacturing and processing capabilities and improvement in the metallurgical composition, durability and reliability of its products. The Company's technical personnel and outside consultants conduct specific projects to enhance performance of the Company's products and to meet specific customer requirements. In recent years these efforts have led to the development of various new products and processes.

The Company has expanded its product lines and processing capabilities through various acquisitions and a joint venture and will continue to seek to expand through acquisitions and other strategic alliances. Not withstanding the sale of Retconn in February 1999, the Company continues to seek expansion of its product lines.

Customers

The Company's products are sold principally to customers servicing the high end internet server, wireless communications, automotive, aerospace, military, medical and semiconductor industries. The Company's customers include Kyocera America, Motorola, IBM, Texas Instruments, National Semiconductor, Hewlett Packard, Analog Devices, Lucent, Hi-Tech Assemblies, Ford Motor Company, Delco Electronics, ST Electronics, Northern Telecom, Cardiac Pacemakers, Medtronics/Micro-Rel and Wafernet.

For the years ended December 31, 1999 and 1998, sales of the Company's products to the Company's five largest customers accounted for approximately 41% and 29%, respectively, of the Company's revenues. For the year ended December 31, 1999, two customers accounted for approximately 21% and 10% of the Company's total revenues. For the year ended December 31, 1998 a single customer accounted for 10% of the Company's total revenues.

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

To date, the Company has relied upon foreign markets, including Europe and the Far East, for a portion of its revenues. For the years ended December 31, 1999 and 1998, direct sales of the Company's products into foreign markets accounted for approximately 24% and 18%, respectively, of the Company's consolidated revenues. Sales of the Company's products to foreign customers are made through 16 foreign manufacturer's representatives. The Company believes that a portion of its revenues will continue to be derived from the sale of its products in foreign markets, which will result in the it being subject to risks associated with foreign sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and export quotas and other trade restrictions. The Company is not aware of any foreign tariffs with respect to products marketed by the Company. Although export sales are subject to certain governmental restrictions, the Company has not experienced any difficulties with foreign or domestic trade restrictions.

Backlog

The Company manufactures standard and custom products pursuant to customer purchase orders. Backlog is comprised of orders for products which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty to the customer. At December 31 1999 and 1998, the Company's backlog of orders which are believed to be firm, and exclude Retconn and ST, was approximately $17,184,000 and $15,161,000, respectively. The Company believes that the majority of the Company's backlog of orders existing as of December 31, 1999 will be shipped over the next twelve months.

Competition

The market for the Company's products is highly competitive. The Company competes with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the development, sale and service of products. Such companies include Kulicke & Soffa Industries, Inc., Tanaka, Williams Advanced Materials, Climax Specialty Metals, Inc., Exsil, Sumitomo Corporation, and Kobe. The Company believes that it is one of a limited number of manufacturers which produces all of its primary products and services. The Company believes that this capability provides an advantage in marketing products to customers that seek to limit the number of their suppliers.

The ability of the Company to compete successfully will depend in large measure on its ability to fund and maintain development capabilities in connection with upgrading its products and quality control procedures and to adapt to technological changes and advances in the electronics industry.

Patents and Proprietary Information

The Company's ability to compete effectively may be materially dependent upon the proprietary nature of its technologies. The Company has been issued a patent for a Method for Making Heat-Dissipating Elements for Micro-Electronic Devices. Polese Company utilizes this proprietary method, as well as others, to manufacture copper/tungsten heat dissipation products. The powdered metal technology covered by this patent was acquired by the Company in connection with the Polese Company acquisition. In addition, Polese Co. has received a patent covering its material, Nitral(TM)and three new patents in 1999. These include:
Heat Dissipating Package for Microcircuit Devices, Heat Dissipating Substrate for Microelectronic Devices and Fabrication Method and Heat Dissipating Package for Microcircuit Devices and Process for Manufacture. Few of the Company's other manufacturing processes or products are protected by patents.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. The Company is also subject to various state and local laws, which are the counterparts of CERCLA and/or RCRA in the jurisdictions where the Company maintains facilities (New York, California, and Rhode Island). The Company believes that it is in substantial compliance with all material federal and state laws and regulations governing its operations. The Company continually evaluates its environmental and safety practices with respect to such requirements and maintains all required licenses or permits.

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

Executive Corporate Officers of the Company

Gilbert D. Raker, 56, Chairman of the Board and Chief Executive Officer of the Company since May 1990; President since December 31, 1995: Vice President of the Company from November 1988 until May 1990.

Frank J. Polese, 43, Vice-Chairman of the Company since January 1996 and a Director of the Company since July 1993. In December of 1999, in addition to remaining as Vice-Chairman of the Company, he was appointed as the President of the Company's Materials Group. Mr. Polese also served as President of the Company from January 1994 through December 1995. From August 1991 until November 1996 and again since March 1997, Mr. Polese has served as President of Polese Company, which was acquired by the Company on May 27, 1993, prior to which Mr. Polese was its sole shareholder. Prior to August 1991, Mr. Polese was a manufacturer's representative specializing in products incorporated into microelectronic packages for the electronics industry.

Kenneth J. Huth, 61, Executive Vice President of the Company since January 1994, President of the Company from January 1990 to December 1993 and President of the Semiconductor Packaging Materials division since July 1998. From 1972 until December 1989, Mr. Huth served as President of Kenneth J. Huth, Inc., a manufacturer's representative specializing in precision stampings and related products for the electronics industry.

Richard J. Brown, 50, President of the ASP subsidiary since May 1999, joined ASP in June 1995 as Vice President of Finance. Prior to joining ASP, Mr. Brown held a number of positions within Kendal Company, last serving as Director of Risk and Asset Management.

Mark A. Koch, 41, Chief Accounting Officer, and Secretary of the Company since February 1999; joined the Company in September

1998 as Corporate Controller. Prior to joining the Company, Mr. Koch was Corporate Controller of Reunion Industries, Inc. a publicly traded manufacturer of specialty plastics and molded products. Prior to joining Reunion
Industries, Mr. Koch was Assistant Corporate Controller of Terex Corporation.

Employees

As of February 28, 2000, the Company employed approximately 615 persons. All manufacturing personnel are paid on an hourly basis. The majority of employees are employed full-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Item 2:  Properties

The Company's executive offices and SPM's manufacturing facility are located in a 43,700 square foot building in Armonk, New York. The Company's Armonk facility is suitable for the Company's current needs and is estimated to be currently operating at approximately 50% of its productive capacity. The property is well maintained and in good condition. SPM opened a 3,000 square foot facility in Casablanca, Morocco in January 1999 to supply various products to North Africa and Europe. In May 1999 SPM opened a 3,440 square foot facility in Penang, Malaysia to supply the Asian markets.

Polese entered into an agreement to lease approximately 24,211 square feet of industrial space at 10103 Carroll Canyon Road and 34,615 square feet at 10111 Carroll Canyon Road, San Diego, California. The lease term commenced on March 31, 1998 and expires on March 31, 2004 and calls for an initial monthly rental of $29,833 for the first eight months, increasing to $35,296 for the next 4 months, with a 3% annual rent increase in the second through sixth years. The performance of Polese Company's obligations under the lease is guaranteed by the Company. Polese Company also leases approximately 10,600 square feet at 8680 Mirilani Drive, San Diego, California. The lease term commenced on January 1, 2000 and expires on December 31, 2002 and calls for a monthly rental of $ 6,678 with an increase of 4% effective January 1, 2001. In addition, Polese entered into a lease for a facility adjacent to its 10111 Carol Canyon Road facility for 22,976 square Feet. The lease commenced on February 25, 2000 and extends through December 31, 2005 and calls for an initial payment of $15,843 for the first year and increasing 4% for each year thereafter. The facilities are suitable for the Company's current and future needs. The properties are well maintained and are in good condition.

ASP owns a 28,000 square foot facility in Providence, Rhode Island. The facility is suitable for the Company's current needs and is currently operating at approximately 70% of its productive capacity. The property is well maintained and is in good condition. The Company completed its remaining lease obligations regarding two leased facilities in Garland, Texas and vacated these facilities as of February 28, 1999. American Silicon Products, B.V.'s operations are located in a Company owned facility of approximately 25,800 square feet at Achterdijk 8, 5705 CB, Helmond, Netherlands. The Helmond facility is suitable for the Company's current needs and is currently operating at approximately 70% of its productive capacity. The facility consists of production, office and warehouse space and is well maintained and in good condition.

Item 3:  Legal Proceedings

The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company.

During 1998, the Securities and Exchange Commission conducted an investigation to determine whether any persons may have violated the federal securities laws in connection with the purchase or sale of the Company's securities prior to a December 30, 1996 announcement relating to its anticipated financial results for the fourth quarter of fiscal 1996. As a general matter, the Commission takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Registrant cooperated fully with the Commission in its investigation which commenced in early 1998. Since June 1998, the Company has not received any additional requests for information or communications from the SEC concerning this matter.

Item 4:  Submission of Matters to a Vote of Security-Holders

No matter was submitted to a vote of security holders during the quarter ended December 31, 1999.

                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock trades on the NASDAQ National Market (Ticker
Symbol: SEMX). The prices of the Company's Common Stock for each quarter during 1999 and 1998 were as follows:

                                         1999               1998
                                         ----               ----

                                    HIGH      LOW       HIGH      LOW

1st Quarter...............         4-3/4     1-3/8     9-1/2     7-1/4
2nd Quarter...............         3-3/8     1-1/2     8-1/2     5
3rd Quarter...............         6-1/2     3-1/8     6-1/2     2-1/8
4th Quarter...............         8         5-1/6     4-7/8     2-1/16

As of March 15, 2000 there were approximately 89 holders of record of the Company's Common Stock. On March 15, 2000, the high and low bid price of the Common stock was $13 3/4 and $12 3/4 per share, respectively. The Company paid no dividends on its Common Stock in 1999 or 1998.

On March 26, 1999, the Company's Board of Directors unanimously adopted a shareholders rights plan (the "Rights Plan"), commonly referred to as a poison pill. Under the Rights Plan, shareholders of record on June 15, 1999 (unless excepted under the terms of the Rights Plan), until the distribution date, will receive rights to purchase a unit consisting of one one-thousandth of a Series of Preferred Shares of the Company at $50 per unit.

The Board of Directors may declare a distribution date within ten (10) business days following (i) the acquisition of or right to acquire, by a person or group, fifteen (15) percent or more of the outstanding shares of the Company or (ii) the commencement of a tender offer or exchange offer that would, if consummated, result in a person or group owning fifteen (15) percent or more outstanding shares of the Company. Upon the declaration of a distribution date, each holder of the right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the alternative, the Board of Directors, at its option, may exchange all outstanding and exercisable rights for common shares at an exchange ratio of one common share per each right. The Board may redeem the rights prior to an event triggering a distribution date at $.001 per right.

Item 6:  Selected Financial Data


                                                 Year Ended December 31,
                                                 -----------------------
(In thousands except per
share amounts)                        1995       1996       1997       1998        1999
Operating Data:

     Revenue                        $ 28,064   $ 46,027   $ 71,076   $ 65,903    $ 63,524

     Net income (loss)              $  2,526   $  3,805   $  3,793   ($11,958)   $  7,383

Amounts Per Common Share:

     Basic                          $    .53   $    .64   $    .62   ($  1.98)   $   1.22

     Diluted                        $    .50   $    .62   $    .61   ($  1.98)   $   1.19

     Weighted average number
     of common and common
     equivalent shares:

     Basic                             4,784      5,968      6,070      6,054       6,047

     Diluted                           5,064      6,170      6,232      6,054       6,223

     Dividends declared             $      0   $      0   $      0   $      0    $      0

Balance Sheet Data:

     Working capital (deficiency)   $  9,175   $ 10,947   $  9,486   ($14,064)   $  4,213

     Total assets                   $ 36,071   $ 56,489   $ 91,865   $ 82,324    $ 61,072

     Long-term obligations
     excluding current portion      $  2,863   $ 12,432   $ 32,717   $ 13,055    $ 13,335

     Shareholders' equity           $ 29,261   $ 33,940   $ 37,458   $ 25,371    $ 32,564


1) Financial data presented includes the results of the following acquisitions and disposition: Acquisitions - American Silicon Products in December 1994, Retconn in January 1996, Silicon Materials Service in January 1997 and S.T. Electronics in July 1997. For details relating to these transactions please reference the Management Discussion and Analysis, Liquidity and Capital Resources sections. Dispositions - On February 19, 1999, the Company sold its Retconn and S.T. businesses.

2) Financial data presented for 1998 includes special charges. For details please reference the Management Discussion and Analysis section.

3) Amounts per common share for the years ended prior to December 31, 1997 have been restated to conform to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted during the fourth quarter of 1997.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

Fiscal Year Ended
December 31                        1999        1998         1997
                                   ----        ----         ----

Net Sales                          100.0       100.0        100.0
Cost of Sales                       66.6        80.6         71.3
Gross Profit                        33.4        19.4         28.7
Selling, General and
     Administrative Expenses        22.1        24.0         16.9
Operating Income (loss)             11.2       (21.6)        11.8
Interest Expense (Net)               3.1         5.3          3.7
Income (Loss)
     before Income Taxes            21.4       (26.9)         8.1
Provision (Credit)
     for Income Taxes                9.8        (8.3)         3.1
Net Income (Loss)                   11.6       (18.1)         5.3

RESULTS OF OPERATIONS (1999 COMPARED TO 1998)

Total revenue for the 1999 period of $63,524,000 decreased $2,379,000 or 3.6% from the comparable 1998 period. On February 19, 1999, the Company sold its connector business, ("Retconn") as described herein. Retconn had sales through the February 1999 disposition date of $2,122,000 compared to sales of $17,974,000 for the year 1998. Excluding Retconn sales from all periods presented, the Company's total revenue for 1999 increased $13,473,000 or 28.1%.

The Materials Group includes the Company's SPM, Polese and Retconn business units. Excluding Retconn, the Materials Groups 1999 sales of $44,544,000 increased $14,994,000 or 50.7% from 1998 levels. SPM's 1999 sales increased by $191,000 or 1.5% as compared to the comparable 1998 periods. Polese Company's 1999 sales increased by $14,803,000 or 89.5% as compared to the prior year periods. Polese sales have increased due to improved sales of thermal management products, microprocessor lids, wireless technology products and the introduction of new products.

The Company's Services Group 1999 revenues decreased $1,521,000 to $16,858,000 for 1999 as compared to the prior year. The Service Group includes the Company's American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and International Semiconductor Products Pte. Ltd. ("ISP") business units. The Services Group 1999 revenue decrease was the result of a slowdown in the demand for reclaimed wafers and pricing pressures caused by a downturn in the semiconductor industry. Further, in July of 1998, the Company closed its Texas operations and consolidated all of ASP's domestic business into its Rhode Island facility. The 1999 and 1998 periods included $0 and $1,537,000, respectively, in revenue from the Texas operation. The Service Group's revenue from ASP's U.S. and European operations for the year 1999 decreased a total of $2,515,000 or 16% as compared to the comparable 1998 periods. Revenue from ISP of $2,930,000 for 1999 increased by $994,000 or 51% over the comparable 1998 periods.

Direct sales of the Company's products into foreign markets as a percentage of consolidated revenue during 1999 was 24% compared to 18% for 1998. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A. R. L. ("S.A.R.L."), in Malaysia, SPM ("MSDN.BHD") and in Singapore, ISP. In 1999, the Company derived revenue from ASP B.V. of $3,260,000, from S.A.R.L. of $770,000, from MSDN.BHD of $115,000 and from ISP of $2,930,000. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L., MSDN.BHD and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, Ringits, and Singapore Dollars, respectively, and account for 11% of consolidated revenues in 1999 and are subject to currency fluctuations.

The Company's consolidated backlog as of December 31, 1999 was $17,184,000 and, excluding the backlog from the Retconn business, was $15,161,000 at December 31, 1998. The Polese backlog which was $5,003,000 at the end of 1998, has improved to $8,117,000 as of December 31, 1999. The backlog for SPM increased $219,000 to $3,440,000 as of December 31, 1999. The backlog for ASP decreased $1,310,000 to $5,627,000 since the end of 1998.

GROSS PROFIT

Gross profit of $21,206,000 for 1999 increased $8,428,000 or 66%, from the comparable 1998 periods. Excluding Retconn from all periods presented, 1999 gross profit increased by $12,456,000 or 159%, from 1998 levels. Without Retconn the Materials Group's 1999 gross profit of $16,427,000 increased $11,804,000 or 255% as compared to 1998. The Materials Group's gross profit increases primarily reflected the increased sales at Polese Company. The Service Group's gross profit of $3,888,000 increased $652,000 or 20% as compared to the comparable periods in 1998 primarily due to the effects of cost reductions during 1999.

GROSS MARGINS

The Company's gross margins increased from 19% to 33% over the comparable 1998 period. Excluding Retconn, the Company's gross margin for 1999 increased from 28% to 35%. The Materials Group's 1999 gross margin increased from 16% to 37% from the comparable 1998 period. The Service Group's 1999 gross margins increased from 18% to 23% from the comparable 1998 periods, reflecting the consolidation of domestic operations and improved performance at ISP.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses in 1999, decreased $1,727,000 or 11% from the comparable 1998 periods. The decrease in SG&A in 1999 reflects savings realized by the closing of the Services Group Texas Plant during the second quarter of 1998 as well as reductions in SG&A due to the sale of Retconn. Excluding Retconn, 1999 SG&A increased by $1,638,000 or 14%.
SG&A expenses as a percentage of revenue decreased from 24% in 1998 to 22% in 1999 as a result of the above.

SPECIAL CHARGES

In 1998, the Company recorded special charges of $11,217,000, primarily related to adjustments of the carrying values of the Company's Service Group assets and the closing of a Service Group plant. During 1998 the Company performed a restructuring of the Service Group that included closing its Texas operation and consolidating domestic business and equipment into the Group's Rhode Island facility. As a result of a more severe than anticipated market decline, the division continued operating at a loss in 1998 which triggered an impairment and utilization review of the Services Group's long lived assets. The review identified approximately $4,700,000 of excess Services Group equipment that was written down to estimated fair value, less cost of disposal. In addition the Company wrote down approximately $2,700,000 of Goodwill associated with certain Texas facility customers and lines of business that were eliminated. Due to financial problems experienced during 1998, at the Service Groups 50.1% owned Singapore operation, the Company recorded an asset impairment of $1,000,000 in response to uncertainty regarding the ultimate recoverability of its investment. The Company recorded no special charges during the year ended December 31, 1999.

GAIN ON SALE OF CONNECTOR BUSINESS

Income before income taxes and minority interest for 1999 includes a pretax gain of $8,430,000 on the sale of Retconn to Litton Corporation on February 19, 1999 as described below in Liquidity and Capital Resources.

INTEREST EXPENSE (NET)

Net interest expense for 1999 decreased $1,515,000 from the comparable 1998 periods. The decrease in net interest expense is due to reduced debt levels from February 19, 1999 forward due to the principal repayments from proceeds from the sale of the Retconn business.

PROVISION (CREDIT) FOR INCOME TAXES

A provision of $6,201,000 for income taxes has been made for 1999 as compared to a credit of $5,500,000 for the comparable 1998 periods. The provision in 1999 includes $4,527,000 associated with the gain on the sale of Retconn. The Company has Federal net operating loss carryforwards available to offset a substantial portion of the income tax return liability associated with the gain. The credit for 1998 includes a $3,477,000 income tax credit associated with the special charges recorded during that year.

MINORITY INTEREST

In 1999 and 1998 the Company has included income of $31,000 and loss of $244,000 respectively, associated with ISP in its income (loss) before minority interest in (income) loss of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of such income
(loss) from its consolidated net income.

NET INCOME

As a result of the above, net income of $7,383,000 for 1999 increased by $19,341,000 from the comparable 1998 period.

YEAR 2000

The year 2000 (Y2K) problem was a potential issue for the Company since many computer programs and some pieces of computer hardware manipulate and store dates as a two-digit field and were unable to recognize dates past December 31, 1999. In preparation for the year 2000 problem, the Company assessed the systems and software at all of its operations, including external interfaces with critical suppliers and customers. During 1999, the Company replaced non-compliant hardware, installed new manufacturing enterprise computer software systems at SPM and installed software upgrades that are year 2000 compliant at its other locations. The Company completed the installation and testing of these new systems and upgrades by the end of 1999. Outside suppliers, and customers were contacted and requested to complete the Company's assessment questionnaire to determine their readiness.

The Company has expended approximately $500,000 through the end of 1999 in addressing the potential Y2K problem. The Company experienced no known problems upon the changeover to the year 2000 with any of its internal systems or external interfaces with suppliers and customers.

RESULTS OF OPERATIONS (1998 COMPARED TO 1997)

Total revenue for 1998 decreased $5,173,000, or 7.3%, from the comparable 1997 period. Sales by the Company's Materials Group for the year ended December 31, 1998 decreased $505,000, or 1.1% from the 1997 period. The Materials Group includes the Company's SPM, Polese and Retconn business units. The sales decline was primarily due to a $2,003,000, or 10.8% decrease at Polese, offset by an increase of $1,529,000, or 9.3% at Retconn. 1998 Retconn sales included a full years revenue from S.T. Electronics, Inc., which was acquired on July 30, 1997. Sales at SPM were slightly down from 1997 levels. In 1998, the sales decrease at Polese was primarily due to a downturn in sales of heat dissipation products as they relate to the communications and computer related marketplaces.

Service revenue from the Company's Service Group for the year ended December 31, 1998 decreased $4,668,000 or 20.3% from the 1997 period. The Service Group includes the Company's ASP, ASP B.V. and ISP business units. The 1998 decrease included a $5,860,000, or 26.3% decrease in revenue at ASP's U.S. and European operations, which was partially offset by increased revenue of $1,192,000 from ISP. The Services Group revenue decrease was the result of a slowdown in the demand for reclaimed wafers and pricing pressures caused by a downturn in the semiconductor industry.

Direct sales of the Company's products into foreign markets accounted for 18% and 15% of consolidated revenue for the years ended December 31, 1998 and 1997, respectively. The Company currently maintains foreign manufacturing operations in the Netherlands ASP B.V., in Morocco, Semiconductor Materials S.A. R. L. ("S.A.R.L."), and in Singapore, ISP. In the year ended December 31, 1998 and 1997, the Company derived revenue from ASP B.V. of $3,230,000 and $3,168,000 respectively, revenue from S.A.R.L. of $192,000 and $0 respectively, and revenue from ISP of $1,936,000 and $744,000, respectively. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for both in local currencies and in U.S. dollars. Sales for ASP B.V., S.A.R.L. and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, and Singapore dollars, respectively. These sales account for 8% and 6% of the consolidated revenue for the years ended December 31, 1998 and 1997, respectively and are subject to fluctuations in foreign currency exchange rates.

The Company's consolidated backlog as of December 31, 1998 was $18,699,000. This compares to consolidated backlog of $20,643,000 at December 31, 1997. The $1,944,000 decrease was primarily the result of $200,000, $2,334,000 and $594,000 decreases at Polese, ASP and Retconn, respectively. These decreases were partially offset by a $1,204,000 increase in the backlog of SPM. The decrease at Polese was the result of a significant decrease in order levels by a customer servicing the communication-related industry. In 1998, Polese experienced a significant increase in its backlog from December 1997 levels primarily from increased order inflow from its communications, computer and recreational products customers and has recently seen an increase in order levels from the customer which had decreased order levels in 1998. While ASP's backlog has recently improved, it still remains at depressed levels due to the continuing slowdown in the semiconductor industry.

Gross profit for 1998 decreased $7,599,000, or 37.3% from the comparable 1997 period. In the Materials Group, the decrease was primarily due to a $3,756,000, or 78.6% decrease at Polese, a $452,000, or 8.4% decrease at Retconn and a $1,156,000, or 24.3% decrease at SPM. During the fourth quarter of 1998 the Company's Materials Group adjusted the carrying value of its inventories in response to changing semiconductor and microelectronic market conditions and realized charges of $1,267,000 to cost of sales to record provisions for excess and obsolete inventory. Materials Group gross profit in 1998 reflected the decreased sales levels as well as provisions for excess and obsolete inventory. In the Services Group, ASP's gross profit decreased $2,711,000, or 46.5% during 1998 as a result of decreased sales and pricing pressures. Gross profit declines during 1998 at ASP were partially offset by an increase in gross profit of $414,000 at ISP. Gross margin in the Materials Group decreased to 20.1% in the 1998 period from 30.9% in the 1997 period. As a result of the foregoing, consolidated gross margin for the Company decreased to 19.4% in 1998 from 28.7% in the 1997 period.

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

A credit of $5,500,000 for income taxes was recorded for the 1998 period as compared to a $2,214,000 provision in the 1997 period. In the 1998 period, the Company received a tax credit at an effective rate of 31% as compared to an effective tax rate of 38% in the comparable 1997 period. The 1998 losses have generated net operating loss ("NOL") carryforwards for income tax purposes, which are available to offset future taxable income.

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

                         LIQUIDITY AND CAPITAL RESOURCES

General

To maintain its growth, the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, its line of credit facility, term loans from the Bank, other bank financing including gold consignment supply agreements, and capital leases. The Company had Bank short term debt maturities, standby letter of credit maturities, gold consignment agreements and debt service requirements which were deferred until October 31, 1999 under a limited forbearance agreement with its banks. The Company completed the sale of its Retconn business on February 19, 1999 and repaid $22,191,000 of its then existing Bank debt. On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank, National Association ("PNC Bank") as lender and agent ("the Credit Facility"). The Credit Facility, replaced the existing revolving credit and interim term loan facilities with First Union and Fleet.

Summary of 1999 Activity

At December 31, 1999, the Company had cash and cash equivalents of $0, due to the agreement with PNC Bank, and an available balance on its revolving credit facility of $2,688,000 as compared to $1,141,000 and $200,000 respectively at December 31, 1998.

Net cash provided by operating activities during 1999 amounted to $9,561,000 as compared to cash provided of $872,000 in the comparable 1998 period. Cash provided by operations increased compared to 1998 principally as a result of 1999 income and working capital changes. The decrease in the deferred tax assets is due to utilization of net operating loss carryforwards generated by the 1998 losses.

Cash provided by investing activities amounted to $19,561,000 during the year ended December 31, 1999. On February 19, 1999 the Company completed the sale of Retconn, and realized cash proceeds of $22,191,000. During the years ended December 31, 1999 and 1998, the Company invested $2,719,000 and $3,063,000, respectively, in property and equipment. This investment excludes $896,000 and $3,078,000, respectively, in the 1999 and 1998 periods for equipment acquired under capital leases.

Net cash used by financing activities amounted to $26,131,000 during 1999 as compared to cash provided of $916,000 during 1998. During the year ended December 31, 1999 the Company repaid $23,868,000 under a bank term loan facilities and $6,173,000 under its Bank revolving line of credit. In addition, the Company made payments of $2,487,000 under capital leases obligations.

Current Credit Facilities

On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank. The Credit Facility replaced the existing revolving credit and interim term loan facilities with First Union and Fleet. The Credit Facility, which has a three year term, consists of a formula based $8,500,000 revolving credit facility and a $6,234,000 term loan which are secured by substantially all of the Company's domestic assets. Revolving credit facility availability of up to S$5,000,000 Singapore dollars (approximately $3,000,000 US) is reserved for issuance of a standby letter of credit in support of the Company's continuing guarantee of ISP's debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term.

Upon the November 2, 1999 funding of the Credit Facility, the Company repaid its $7,664,000 remaining indebtedness to First Union and Fleet, with a combination of $6,234,000 borrowed under the PNC term loan and $1,430,000 of the Company's cash. Upon closing, the Company had excess PNC Bank revolving credit borrowing availability of over $2,000,000.

The Company has guaranteed S$5,000,000 Singapore dollars (approximately $3,000,000 US) of the debt of its 50.1% owned Singapore operation ISP. The guarantee was secured by a standby letter of credit of up to S$5,000,000 Singapore dollars issued by First Union and Fleet in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, ISP's bank could draw down the S$5,000,000 standby letter of credit provided by the Company's Bank. On November 1, 1999 in conjunction with the closing of the Credit Facilities, PNC Bank issued a backup letter of credit in support of First Union and Fleet's existing S$5,000,000 standby letter of credit. In January 2000 ISP's lenders accepted PNC Bank's sponsored standby letter of credit in place of the existing instrument.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which expired December 23, 1998. As part of the limited Forbearance Agreement, as amended, FPM and the Bank extended the maturity to October 31, 1999. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870,000. The Gold Consignment Agreement requires the Company to pay a consignment fee of 5.5% per annum based upon the value of all gold consigned to the Company. On November 1, 1999, in conjunction with the closing of the Credit Facility, FPM and the Bank granted a 90-day extension of the Gold Consignment

Agreement to permit the Company time to negotiate terms of a new agreement with FPM. The final agreement with FPM extended the current gold agreement to June 30, 2000.

Former Credit Facilities - refinanced on November 1, 1999

In January 1997, the Company entered into a $21,000,000 five-year term loan ("Term Loan") with First Union Bank and Fleet National Bank (collectively the "Bank"). Under a limited forbearance agreement, as amended, the Bank extended a previous waiver of the Term Loan's financial ratio covenants, agreed to waive principal payments of $350,000 per month from August 1, 1998 forward and set the maturity of the Term Loan at June 30, 1999. Coincident with the sale of its Retconn subsidiary, on February 19, 1999 the Company repaid the remaining $15,050,000 principal balance outstanding under this term loan.

In January 1997, the Company entered into a $15,000,000 line of credit with the Bank that originally expired in February 1999. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to October 31, 1999. This credit line included a standby letter of credit for ISP in the amount of approximately $3,000,000. Coincident with the sale of its Retconn subsidiary, on February 19, 1999 the Company repaid $7,141,000 of the outstanding borrowings under this facility. The remaining principal amount was paid in full in conjunction with the PNC Bank refinancing described above.

On June 19, 1998 the Company entered into a 90-day note for $1,000,000 ("Interim Term Loan") with the Bank to supplement the Company's working capital requirements. The Interim Term Loan note provided for the payment of interest monthly and for the repayment of principal on October 1, 1998. As part of the limited Forbearance Agreement, as amended, the Bank extended the maturity to October 31, 1999. The remaining principal amount was paid in full in conjunction with the PNC Bank refinancing described above.

Other

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years from May 1993, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During 1999, the Company charged against operations a total of $500,000 under this agreement.

On December 18, 1997, the Board of Directors authorized the Company to repurchase up to $2,000,000 of SEMX common stock on the open market. Repurchased shares will be held as treasury shares and may be reissued in the future or may be reissued pursuant to the Company's stock option programs. During 1998 the Company repurchased 34,600 shares at a cost of $212,000. The Company has suspended the repurchase of any further stock at this time.

The Company continually seeks to broaden its product lines by various means, including through acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing.

Forward Looking Statements

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

Item 7(a) Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8: Financial Statements.

The Company's consolidated financial statements are set for herein in Part IV beginning at Page F-1.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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


                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The following is an index of the financial statements of the Company which are incorporated herein.

(a) (1) Financial Statements:

            Report of Independent Auditors'                                 F-2

            Consolidated Balance Sheet as of December 31, 1999 and 1998     F-3

            Consolidated Statement of Income for the Years
            Ended December 31, 1999, 1998 and 1997                          F-4

            Consolidated Statement of Shareholders' Equity for the Years
            Ended December 31, 1999, 1998 and 1997                          F-5

            Consolidated Statement of Cash Flows for the Years
            Ended December 31, 1999, 1998 and 1997                          F-6

            Notes to Consolidated Financial Statements                      F-7 - F-21

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

(a)(3) Exhibits:

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

10.61 Credit Agreement dated as of January 23, 1997 between the Company and First Union Bank of Connecticut. (12)

10.62 Stock Purchase Agreement dated as of July 30, 1997 by and among Retconn Incorporated, Semiconductor Packaging Materials Co., Inc., Niwatana Chaimongkol, Somnuk Thongkumthamachart and S.T. Electronics, Inc. (13)

10.63 Fifth Amendment and Forebearance Agreement among SEMX Corporation and Subsidiaries and First Union Bank dated as of January 13, 1999
             (14)

10.64 Asset Purchase Agreement by and among Litton Systems, Inc. and SEMX Corporation, Retconn Incorporated, S.T. Electronics, Inc. and Retconn SPM (Malaysia) SDN. BHD. Dated as of January 26, 1999 and related documents.(14)

10.65 Sixth Amendment and Forebearance Agreement among SEMX Corporation and Subsidiaries and First Union National Bank dated as of February 19, 1999.(14)

10.66 Rights Agreement, dated as of June 15, 1999, between the Company and Continental Stock Transfer and Trust Company (15)

10.67 Seventh Amendment and Forbearance Agreement among SEMX Corporation and Subsidiaries and First Union National Bank dated as of June 29,1999. (16)

10.68 Employment agreement dated as of August 1, 1999 between the Company and Gilbert D. Raker (16)

10.69 Employment agreement dated as of August 1, 1999 between the Company and Frank J. Polese (16)

10.70 Revolving Credit, Term Loan and Security Agreement between the Company and Subsidiaries and PNC Bank National Association (as agent and lender) dated November 1, 1999. (17)

10.71 Seventh Amendment, Waiver and Modification to the Consignment agreement Between Fleet Precious Metal Inc. and SEMX Corporation dated February 1, 2000

10.72        Form of Intellectual Property Protection Agreement

10.73 Employment agreement dated as of May 1, 1999 between American Silicon Products, Inc. and SEMX Corporation and Richard Brown.

22           List of Subsidiaries of the Company

23.1 The Consent of Goldstein Golub Kessler LLP, the Company's independent certified pubic accountants, to incorporation by reference to Registration Statement on Form S-8 of their report dated February 7, 2000.

27           Financial Data Schedule

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

             (12) Incorporated by reference to the Company's
                  Form 8-K filed February 4, 1997 and
                  amended by Form 8-K/A.

             (13) Incorporated by reference to the Company's Annual Report for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 20, 1998

             (14) Incorporated by reference to the Company's Annual Report for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999

             (15) Incorporated by reference to the Company's Form 8-K filed
                  June 24, 1999

             (16) Incorporated by reference  to the Company's 10-Q filed for the the quarter ended June 30, 1999

             (17) Incorporated by reference  to the Company's 10-Q filed for the the quarter ended September 30, 1999

                        SEMX CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
================================================================================

Independent Auditors' Report                                             F-2

Consolidated Balance Sheet as of December 31, 1999 and 1998              F-3

Consolidated Statement of Operations for the Years Ended
      December 31, 1999, 1998 and 1997                                   F-4

Consolidated Statement of Shareholders' Equity for the Years Ended
      December 31, 1999, 1998 and 1997                                   F-5

Consolidated Statement of Cash Flows for the Years Ended
      December 31, 1999, 1998 and 1997                                   F-6

Notes to Consolidated Financial Statements                            F-7 - F-21

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
SEMX Corporation


We have audited the accompanying consolidated balance sheets of SEMX Corporation and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEMX Corporation and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 7, 2000

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)
================================================================================

DECEMBER 31,                                                            1999          1998
---------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                        $     --      $  1,141
   Accounts receivable, less allowance for doubtful
   accounts of $656 and $245, respectively                             7,700         8,007
   Inventories                                                         5,903        10,447
   Prepaid expenses and other current assets                           1,024           948
   Deferred income tax assets                                            999         5,643
---------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                         15,626        26,186
---------------------------------------------------------------------------------------------
Property, Plant and Equipment - at cost, net of accumulated
   depreciation and amortization of $18,309 and $13,974,
   respectively                                                       34,837        38,352
---------------------------------------------------------------------------------------------
Other Assets:
   Goodwill                                                            8,573        15,938
   Technology rights and intellectual property                           897           963
   Other                                                               1,139           885
---------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                           10,609        17,786
---------------------------------------------------------------------------------------------
         TOTAL ASSETS                                               $ 61,072      $ 82,324
=============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                 $  3,846      $  5,262
   Accrued expenses                                                    2,544         2,947
   Income taxes payable                                                  589            --
   Current portion of long-term debt and short-term obligations        1,893        29,393
   Current portion of obligations under capital leases                 2,541         2,648
---------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                    11,413        40,250
---------------------------------------------------------------------------------------------
Deferred Income Tax Liabilities                                        2,431         2,329
Long-term Debt                                                         9,255         6,657
Obligations under Capital Leases                                       4,080         6,398
---------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                            27,179        55,634
---------------------------------------------------------------------------------------------
Commitments and Contingencies
Minority Interest in Subsidiary                                        1,329         1,319
---------------------------------------------------------------------------------------------
Shareholders' Equity:
   Preferred stock - $.10 par value; authorized 1,000,000
   shares, none issued                                                    --            --
   Common stock - $.10 par value; authorized 20,000,000
   shares, issued 6,396,241 and 6,375,616 shares respectively            640           638
   Additional paid-in capital                                         28,296        28,199
   Accumulated other comprehensive loss                                 (611)         (322)
   Retained earnings (accumulated deficit)                             4,451        (2,932)
---------------------------------------------------------------------------------------------
                                                                      32,776        25,583
   Less treasury stock: 334,600 shares, at cost                         (212)         (212)
---------------------------------------------------------------------------------------------
         TOTAL SHAREHOLDERS' EQUITY                                   32,564        25,371
---------------------------------------------------------------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 61,072      $ 82,324
=============================================================================================

                The accompanying notes are an integral part of these statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
================================================================================


YEAR ENDED DECEMBER 31,                                             1999          1998          1997
----------------------------------------------------------------------------------------------------------
Revenue:
   Net sales                                                      $ 46,666      $ 47,524      $ 48,029
   Service revenue                                                  16,858        18,379        23,047
----------------------------------------------------------------------------------------------------------
                                                                    63,524        65,903        71,076
----------------------------------------------------------------------------------------------------------

Cost of goods sold and services performed:
   Cost of goods sold                                               29,348        37,982        33,185
   Cost of services performed                                       12,970        15,143        17,514
----------------------------------------------------------------------------------------------------------
                                                                    42,318        53,125        50,699
----------------------------------------------------------------------------------------------------------
Gross profit                                                        21,206        12,778        20,377

Selling, general and administrative expenses                       (14,061)      (15,788)      (11,992)

Special charges                                                         --       (11,217)           --
----------------------------------------------------------------------------------------------------------

Operating income (loss)                                              7,145       (14,227)        8,385

Gain on sale of connector business                                   8,430            --            --

Interest expense - net                                              (1,960)       (3,475)       (2,601)
----------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit) for income
   taxes and minority interest in (income) loss of consolidated
   subsidiary                                                       13,615       (17,702)        5,784

Provision (benefit) for income taxes                                 6,201        (5,500)        2,214
----------------------------------------------------------------------------------------------------------

Income (loss) before minority interest in (income) loss of
   consolidated subsidiary                                           7,414       (12,202)        3,570

Minority interest in (income) loss of consolidated subsidiary          (31)          244           223
----------------------------------------------------------------------------------------------------------
Net income (loss)                                                 $  7,383      $(11,958)     $  3,793
==========================================================================================================

Earnings (loss) per common share:
   Basic                                                          $   1.22      $  (1.98)     $    .62
   Diluted                                                        $   1.19      $  (1.98)     $    .61
==========================================================================================================

Shares used in computing earnings (loss) per common share:
   Basic                                                             6,047         6,054         6,070
   Diluted                                                           6,223         6,054         6,232
==========================================================================================================

               The accompanying notes are an integral part of these statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (DOLLARS IN THOUSANDS)
================================================================================

                                                                    ACCUMULATED
                                                                       OTHER      RETAINED
                                                       ADDITIONAL  COMPREHENSIVE   EARNINGS                           TOTAL
                                        COMMON STOCK     PAID-IN      INCOME     (ACCUMULATED    TREASURY STOCK   SHAREHOLDERS'
                                      SHARES     AMOUNT  CAPITAL      (LOSS)       DEFICIT)     SHARES    AMOUNT     EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997           6,355,516    $636   $28,070      $  --      $  5,233      (300,000) $  --    $   33,939
Proceeds from exercise of stock
  options                               20,100       2       129         --            --            --     --           131
Comprehensive Income:
   Net Income                               --      --        --         --         3,793            --     --            --
   Foreign currency translation
   adjustment - net of deferred
   taxes of $385                            --      --        --       (405)           --            --     --            --
Total comprehensive income                  --      --        --         --            --            --     --         3,388
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1997         6,375,616     638    28,199       (405)        9,026      (300,000)    --        37,458
Purchase of treasury stock                  --      --        --         --            --       (34,600)  (212)         (212)
Comprehensive loss:
   Net loss                                 --      --        --         --       (11,958)           --     --            --
   Foreign currency translation
   adjustment - net of deferred
   taxes of $85                             --      --        --         83            --            --     --
Total comprehensive loss                    --      --        --         --            --            --     --       (11,875)
----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998         6,375,616     638    28,199       (322)       (2,932)     (334,600)  (212)       25,371
Proceeds from exercise of stock
  options                               20,625       2        56         --            --            --     --            58
Compensation expense from
  stock grants                              --      --        41         --            --            --     --            41
Comprehensive income:
   Net Income                               --      --        --         --         7,383            --     --            --
   Foreign currency translation
   adjustment - net of deferred
   taxes of $160                            --      --        --       (289)           --            --     --            --
Total comprehsensive income                 --      --        --         --            --            --     --         7,094

----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999         6,396,241    $640   $28,296      $(611)     $  4,451      (334,600) $(212)   $   32,564
==================================================================================================================================

               The accompanying notes are an integral part of these statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
================================================================================

YEAR ENDED DECEMBER 31,                                                            1999         1998         1997
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                            $  7,383     $(11,958)    $  3,793
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Gain on sale of connector business                                             (8,430)          --           --
      Write-offs and accrued special charges                                          --        9,267           --
      Gain on sale of property, plant and equipment                                  (11)          --          (56)
      Depreciation and amortization of property, plant and equipment               5,079        5,182        4,072
      Other amortization                                                             629        1,022          855
      Compensation expense from issuance of stock grants                              41           --           --
      Deferred income taxes                                                        4,906       (5,542)       1,058
      Minority interest in subsidiary income (loss)                                   31         (244)        (223)
      Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                               (2,007)       2,641       (3,195)
         (Increase) decrease in inventories                                       (1,537)       1,994       (2,298)
         (Increase) decrease in prepaid expenses and other current assets           (217)         539         (322)
         Increase (decrease) in accounts payable                                    (483)      (2,136)       3,210
         Increase (decrease) in accrued expenses                                    (497)         107        1,000
         Increase (decrease) in income taxes payable                                 579           --       (1,497)
---------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                              5,466          872        6,397
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property and equipment                                             (2,719)      (3,063)     (13,119)
   Net proceeds from sales of connector business                                  22,191           --           --
   Payments for acquisition of subsidiaries, net of cash acquired                     --           --      (14,939)
   Payment for technology rights                                                      --           --         (400)
   Proceeds from sale of property and equipment                                       64           --          278
   (Increase) decrease in other assets                                                25          129         (873)
---------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   19,561       (2,934)     (29,053)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                            58           --          131
   Net proceeds under revolving credit                                               528        4,925        6,875
   Payments under capital leases                                                  (2,487)      (2,222)      (1,617)
   Payments under long-term debt                                                 (30,041)      (3,371)      (4,263)
   Proceeds from long-term debt                                                    6,234        1,796       20,343
   Payment of financing costs                                                       (423)          --           --
   Purchase of treasury stock                                                         --         (212)          --
---------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (26,131)         916       21,469
---------------------------------------------------------------------------------------------------------------------
Effect of foreign translation on cash                                                (37)          27          (84)
---------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                         (1,141)      (1,119)      (1,271)
Cash and cash equivalents at beginning of year                                     1,141        2,260        3,531
=====================================================================================================================
Cash and cash equivalents at end of year                                        $     0      $  1,141     $  2,260
=====================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the year for:
   Interest                                                                     $  2,111     $  3,623     $  2,654
=====================================================================================================================
   Income taxes                                                                 $    664     $    285     $  2,849
=====================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Machinery and equipment, net of trade-in, acquired under capital lease       $    896     $  3,078     $  4,271
=====================================================================================================================
   Accrued amounts relating to acquisition of subsidiary                        $      0     $     0     $    621
=====================================================================================================================
   Notes payable in connection with the acquisition of a subsidiary             $      0     $     0     $  2,000
=====================================================================================================================

               The accompanying notes are an integral part of these statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

1.   PRINCIPAL BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

     The accompanying consolidated financial statements include the accounts of SEMX Corporation ("SPM") and its wholly owned and majority-owned subsidiaries (collectively the "Company"). All significant intercompany transactions and balances have been eliminated. As further described in
     Note 2, on January 2, 1996, the Company acquired Retconn Incorporated ("Retconn"). Additionally, as described in Note 2, on August 28, 1996 the Company established International Semiconductor Products Pte Ltd. ("ISP"), a joint venture with an unrelated third party. As further described in Note 2, on January 23, 1997 the Company acquired certain assets and assumed certain liabilities of Silicon Materials Service and the common stock of Silicon Materials Service, B.V. (collectively "SMS") and on July 30, 1997, the Company acquired S.T. Electronics Inc. ("ST"). The results of operations of Retconn, SMS and ST are included in the Company's consolidated financial statements from the dates of acquisition and the results of operations of ISP are included in the Company's consolidated financial statements from the date of its formation. On February 19, 1999, the Company completed the sale of its Retconn and ST businesses as described in Note 2.

     The Company primarily provides specialty materials and services to the microelectronic and semiconductor industries and operates in two business segments consisting of the Materials Group and the Services Group. The Materials Group includes the companies SPM, Polese Company, Inc. ("Polese") and Retconn (through the February 1999 disposition). The Services Group includes the Company's American Silicon Products, Inc. ("ASP"), American Silicon Products B.V. ("ASP BV") and ISP business units.

     Revenue from the sale of products is generally recognized at the date of shipment to customers. Service revenue is recognized when the services are performed.

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company maintains cash in bank accounts, which, at times, may exceed federally insured limits. The Company has not experienced any loss on these accounts.

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments net of deferred taxes is reflected as a separate component of stockholders' equity until there is a sale or liquidation of the underlying foreign investment.

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

     The excess of cost over fair value of net assets acquired (goodwill), amounting to approximately $10,597 and $18,281 at December 31, 1999 and 1998, respectively, is being amortized over periods ranging from 25 to 40 years using the straight-line method (see Note 2). Accumulated amortization at December 31, 1999 and 1998 was approximately $2,024 and $2,343, respectively. The Company reviews the carrying value of goodwill for impairment, periodically or whenever events or changes in circumstances indicate that the amounts may not be recoverable. The review for recoverability includes an estimate by the Company of the future undiscounted cash flows expected to result from the use of the assets acquired and their eventual disposition. An impairment will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets (see Note 13).

     Certain technology rights, proprietary rights and intellectual property, amounting to approximately $1,333 and $1,311 at December 31, 1999 and 1998, respectively, are being amortized over periods ranging from 11 to 17 years using the straight-line method. Accumulated amortization at December 31, 1999 and 1998 was approximately $436 and $348, respectively.

     The Company elected to measure compensation cost using APB Opinion No. 25 as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123 (see Note 10).

     Basic earnings per common share are computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 175,878 in 1999 and 162,536 in 1997 were used in the calculation of diluted earnings per common share. No incremental shares were used in the 1998 calculation of diluted earnings per common share since they would have had an antidilutive effect.

     In 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the consolidated statement of shareholders' equity. The adoption of SFAS No. 130 had no impact on total shareholders' equity. Prior-year financial statements have been reclassified to conform with SFAS No. 130 requirements.

     The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2.   ACQUISITIONS, DISPOSITIONS AND INVESTMENTS:

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

     In February 1999, the Company sold its connector businesses, Retconn and ST, to Litton Corporation ("Litton"). Litton acquired the specified assets and assumed certain liabilities of Retconn and ST, as defined in the purchase agreement, in consideration for a cash payment to the Company of $23,871. The liabilities assumed by Litton amounted to approximately $3,500. The purchase price was subject to adjustment for changes in Retconn's closing date balance sheet and in December, 1999 the Company paid Litton $320 in settlement of the final purchase price adjustment. In addition, the Company is prevented from directly competing in the connector business for a period of three years. The Company recorded a pretax gain, during the first quarter of 1999, of $8,430 on the transaction.

     On August 28, 1996, the Company invested $2,004 in ISP, a joint venture located in Singapore, for a 50.1% ownership interest. On May 12, 1998 the Company invested an additional $385 as a redeemable convertible bond ("RCB"). The RCB bears interest at the rate of 8% per annum and matures in April 2001. The Company may convert the RCB at any time into ordinary shares of par value S$1.00 (Singapore dollar) at the rate of one ordinary share for every S$3.00 worth of RCB plus accrued interest. The RCB instrument ranks senior to all other existing shareholder loans. If the RCB was converted on December 31, 1999 the Company's ownership interest would have increased to 61%.

     Effective January 23, 1997, the Company's Services Group acquired SMS for approximately $10,400 in cash plus the working capital of SMS as of January 23, 1997, approximately $2,572, in a business combination accounted for as a purchase. In addition, the Company incurred approximately $2,000 in costs in connection with the acquisition of SMS. The fair value of assets acquired, including approximately $2,923 allocated to goodwill, amounted to approximately $15,609 and liabilities assumed amounted to approximately $637. SMS provides silicon wafer polishing and reclamation services to the semiconductor industry. As described in Note 13, the Company closed the Texas operations of SMS during 1998.

3.   INVENTORIES:

     The components of inventories are as follows:

                   December 31,              1999         1998
                   -----------------------------------------------

                   Precious metals         $1,243      $ 1,245
                   Nonprecious metals       4,660        9,202
                   -----------------------------------------------
                                           $5,903      $10,447
                   ===============================================

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


4.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, at cost, consists of the following:


                                                                       Estimated
     December 31,                              1999       1998       Useful Life
     -------------------------------------------------------------------------------
     Land                                    $   642    $   642
     Buildings and leasehold improvements     10,856     10,301    1.5 to 39 years
     Machinery and equipment                  40,771     40,387    3 to 15 years
     Construction-in-progress                    877        996
     -------------------------------------------------------------------------------
                                              53,146     52,326
     Less accumulated depreciation and
     amortization                             18,309     13,974
     -------------------------------------------------------------------------------
     Property, plant and equipment, net      $34,837    $38,352
     ===============================================================================

     Included in machinery and equipment are approximately $15,229 and $15,531 at December 31, 1999 and 1998 respectively, of property acquired under capital leases. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $5,486 and $3,929 at December 31, 1999 and 1998, respectively. The property held under these leases is collateral for the related capital lease obligations described in Note 7. Included in machinery and equipment and in leasehold improvements are $63 and $75, respectively, of capitalized interest for the year ended December 31, 1999.

5.   ACCRUED EXPENSES:

     Accrued expenses consist of the following:

            December 31,                                1999      1998
            -------------------------------------------------------------

            Accrued payroll, bonuses and vacations     $1,423    $  801
            Other (all amounts are less than 5% of
              total current liabilities)                1,121     2,146
            -------------------------------------------------------------
                                                       $2,544    $2,947
            =============================================================

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

6.   LONG-TERM DEBT AND SHORT-TERM OBLIGATIONS:

     Long-term debt and short-term obligations consist of the following:

     December 31,                                         1999        1998
     ------------------------------------------------------------------------

     Term loan (a) (c) (g)                             $ 6,159     $16,050
     Line of credit (b) (c) (g)                            528      11,800
     Term loan (c) (h)                                       -       1,393
     Term loan (d) (h)                                   3,895       4,578
     Term loan (e) (h)                                       -       1,482
     Term loan (f) (h)                                     556         684
     Other                                                  10          63
     ------------------------------------------------------------------------

     Total long-term debt and short-term obligations    11,148      36,050
     Less current maturities                             1,893      29,393

     ------------------------------------------------------------------------
     Long-term debt                                    $ 9,255     $ 6,657
     ========================================================================

     (a) The Company entered into a Term Loan and Security Agreement (and a revolving credit agreement discussed in (b) ) in November 1999 with PNC Bank N.A. ("PNC") which has a three-year term and is secured by substantially all of the Company's domestic assets. The term loan interest, at the Company's option, is based on either prime plus 1/2% or a floating Eurodollar rate plus an additional margin of 3%. At December 31, 1999, the interest rate was 9.25%. The term loan of $6,234 is payable in equal monthly installments of $74.

     (b) Pursuant to the November 1999 financing with PNC, the Company entered into a Revolving Credit Borrowing and Security Agreement ("the revolving credit facility"). The revolving credit facility has a three-year term and provides for up to $8,500 in borrowings based upon eligible accounts receivable and inventory. The revolving credit facility includes a standby letter of credit for approximately $3,000 ($5,000 Singapore dollars) reserved for possible issuance under a continuing guarantee of a foreign subsidiary's debt. The interest rate is based on either prime or a floating Eurodollar rate plus a margin of 2.75%. At December 31, 1999, the interest rate was 8.75% and the excess revolving credit borrowing availability was $2,688.

     (c) During 1999, the Company repaid a remaining 1997 term loan balance of $15,050, a 1998 interim term loan balance of $1,000 and $11,800 outstanding under a revolving credit line. These amounts were repaid with the net proceeds from the sale of its connector business, Retconn, in February 1999 (see note 2 for additional details) and proceeds from the refinancing with PNC. In addition, the Company repaid a 1996 term loan used to acquire a building with proceeds from the PNC refinancing.

     (d) In 1997, ISP entered into a S$19,700 (approximately $11,900 at December 31, 1999) credit facility with a Singapore financial institution in order to acquire certain equipment, acquire a building, provide for an overdraft facility and to provide a multi-currency letter of credit facility. Amounts borrowed under the facility are subject to availability restrictions and bear interest at an average rate of approximately 6.75%. As described above, up to S$5,000 (approximately $3,000) of this credit facility is guaranteed by a standby letter of credit with PNC. In the event of default, as defined by ISP's lending agreements, ISP's bank could draw down the S$5,000 standby letter of credit provided by PNC. At December 31, 1999, ISP has outstanding S$6,457 (approximately $3,895) under the facility.

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

     (e) As described in Note 2, the Company issued notes payable to the former shareholders of ST. Interest on the notes was payable quarterly, at 7% per annum. The principal on the notes was payable in 20 consecutive quarterly installments of $100, which commenced November 1, 1997. These notes were assumed by the purchaser of the Company's Retconn and ST business on February 19, 1999, as described in Note 2.

     (f) In conjunction with the acquisition of a building, the Company entered into a term loan with a foreign bank in August 1998 in the principal amount of 1,300 Dutch Guilders (approximately $593 translated at December 31, 1999 exchange rates). The loan bears interest at 5.25% for three years which increases to 5.5% for the remaining life of the loan and is payable in quarterly installments of approximately $9, plus interest, which commenced on December 15, 1998. In addition, the Company entered into a 1,000 Dutch Guilder (approximately $456 translated at December 31, 1999 exchange rates) overdraft facility with the foreign bank, which is collateralized by accounts receivable. Interest is payable monthly at the rate of 1.75% plus the central bank's promissory note discount rate. At December 31, 1999 there were no amounts outstanding under this facility.

     (g) Because the interest rates will change with changes in the prime rate and Eurodollar rate, the fair value of the bank debt approximates the carrying amount.

     (h) Based on market rates currently available to the Company for loans with similar terms and maturities, the fair value of the long-term debt does not vary significantly from the carrying amount.

     Maturities of long-term debt and short-term obligations are as follows:

            Year ending December 31,

                      2000                     $ 1,893
                      2001                       1,885
                      2002                       5,906
                      2003                         641
                      2004                         417
                   Thereafter                      406
            ------------------------------------------------
                                               $11,148
            ================================================

     The above bank loan agreements provide, among other things, that the Company is subject to restrictions related to the issuance of additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. In addition, the above loans are collateralized by a blanket lien on substantially all the Company's assets, and require that the Company maintain a specific financial ratio.

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

7.   OBLIGATIONS UNDER CAPITAL LEASES:

     The Company is the lessee of property and equipment acquired under capital leases expiring in various years through 2004.

     Future lease payments under capital leases are as follows:

            Year ending December 31,

                     2000                          $2,753
                     2001                           2,521
                     2002                           1,680
                     2003                             545
                     2004                              52
            ------------------------------------------------
                                                    7,551
            Less amount representing interest         930
            ------------------------------------------------
                                                    6,621
            Less current portion                    2,541
            ------------------------------------------------
                                                   $4,080
            ================================================

     Interest rates on these capital leases range from 7.42% to 16.67% per annum.


8.   INCOME TAXES:

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following components:

     Year ended December 31,             1999         1998         1997
     ---------------------------------------------------------------------
     Current:
       Federal                        $  312      $             $  907
       State                             983           42          249
     Deferred:
       Federal                         5,152       (4,876)         948
       State                             (94)        (113)         210
       Foreign                          (152)        (553)        (100)

     ---------------------------------------------------------------------
                                      $6,201      $(5,500)      $2,214
     =====================================================================

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================


     Year ended December 31,                    1999      1998      1997
     ------------------------------------------------------------------------

     Tax at federal statutory rate              34.0%    (34.0)%    34.0%
     Change in valuation allowance                --       4.3        --
     State tax credits                          (1.4)     (1.5)       --
     State income tax provision (benefit),
        net of federal tax effect                4.8      (3.3)      5.0
     Effect of permanent differences             7.7       1.8       1.4
     Other                                       0.4       1.6      (2.1)
     ------------------------------------------------------------------------
                                                45.5%    (31.1)%    38.3%
     ========================================================================

     The tax effects of available tax carryforwards and temporary differences that give rise to the net short-term deferred income tax asset are presented below:

     December 31,                              1999        1998
     --------------------------------------------------------------

     Federal net operating loss and tax
       credit carryforwards                    $617       $5,334
     Other                                      382          309

     --------------------------------------------------------------
                                               $999       $5,643
     ==============================================================

     The tax effects of available tax carryforwards, temporary differences and foreign currency translation adjustments that give rise to the net long-term deferred income tax liabilities are presented below:


     December 31,                                               1999         1998
     --------------------------------------------------------------------------------
     Deferred income tax liabilities:
           Accelerated depreciation                            $ 3,818     $ 3,151
           Basis difference in amortization of intangibles         835         920
     --------------------------------------------------------------------------------
              TOTAL DEFERRED INCOME TAX LIABILITIES              4,653       4,071
     --------------------------------------------------------------------------------
     Deferred income tax assets:
           Net loss in foreign subsidiaries                        838         686
           State tax, net operating loss carryforward              694         649
           State investment tax credit carryforward                781         790
           Accumulated translation adjustment                      460         300
           Other                                                   202          74
     --------------------------------------------------------------------------------
              TOTAL DEFERRED INCOME TAX ASSET                    2,975       2,499
     --------------------------------------------------------------------------------
     Less valuation allowance                                     (753)       (757)
     --------------------------------------------------------------------------------
              NET DEFERRED INCOME TAX ASSET                      2,222       1,742
     --------------------------------------------------------------------------------
              NET LONG-TERM DEFERRED INCOME TAX LIABILITIES    $ 2,431     $ 2,329
     ================================================================================

     At December 31, 1999, the Company has a $764 federal net operating loss carryforward available to offset future taxable income through 2013. The Company also has state net operating loss carryforwards

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

     aggregating $15,085, which expire through 2004. State investment tax credit and research credit carryforwards aggregating $919 at December 31, 1999 expire at various dates from 2003 through 2014. A valuation allowance has been established for the tax effect of those state net operating loss carryforwards and state investment tax credit and research credit carryforwards, which are not expected to be realized.

     The Company files a consolidated federal income tax return that includes the results of all its domestic subsidiaries and separate state and local income tax returns.

9.   COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

     The Company has noncancelable operating leases expiring through 2004 for the rental of office and manufacturing facilities. The leases also require payments for real estate taxes and other operating costs. The Company also leases land at one of its foreign subsidiaries. This lease expires in January 2026 with an option to renew for an additional 29 years.

     Approximate minimum future rental payments, exclusive of payments for real estate taxes and other operating costs under these leases, are as follows:

              Year ending December 31,

                        2000                     $  827
                        2001                        830
                        2002                        832
                        2003                        746
                        2004                        394
                     Thereafter                   1,551
               -----------------------------------------------
                                                 $5,180
               ===============================================

     Rent expense charged to operations for the years ended December 31, 1999, 1998 and 1997 amounted to $741, $853, and $669, respectively.

     The Company has employment agreements with 4 officers (the "Officers"), expiring through 2004. The approximate aggregate commitment for future salaries, excluding bonuses, under these employment agreements is as follows:

               Year ending December 31,

                         2000                       $  701
                         2001                          547
                         2002                          414
                      Thereafter                       327

               -----------------------------------------------
                                                    $1,989
               ===============================================

     The employment agreement with one of these Officers automatically extends for one year and for two Officers automatically extend on a year to year basis unless modified or terminated by one of the parties.

     The Officers have agreed not to engage in a business that is competitive with the Company during the term of their agreement and for a period of one year thereafter.

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

     In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expires on June 30, 2000. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870. The Gold Consignment Agreement requires the Company to pay a consignment fee of 5.5% per annum based upon the value of all gold consigned to the Company. The Company and FPM intend to negotiate a longer term committed arrangement before the present June 30, 2000 maturity of the Gold Consignment Agreement. At December 31, 1999, the Company's obligation under the Gold Consignment Agreement was approximately 3,776 troy ounces of gold valued at approximately $1,096.

     The Securities and Exchange Commission (the "SEC") conducted a private investigation pursuant to a formal order to determine whether any persons may have violated the federal securities laws in connection with the purchase or sale of the Company's securities prior to the December 30, 1996 announcement relating to its anticipated financial results for the fourth quarter of fiscal 1996. As a general matter, the SEC takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Company has cooperated fully with the SEC in its investigation which commenced in early 1998. Since June 1998, the Company has not received any additional requests for information or communications from the SEC concerning this matter.

     In connection with the Company's acquisition of Polese in 1993, for a period of 10 years from the date of acquisition, the former sole shareholder of Polese and a current executive officer of the Company, is entitled to receive 10% of (i) the pretax profit from the Company's copper/tungsten product line after allocating operating costs, and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. Amounts due pursuant to this agreement will be charged to operations as incurred. For the year ended December 31, 1999, $500 has been charged to operations pursuant to this agreement.

10.  CAPITAL TRANSACTIONS:

     SHARE HOLDER RIGHTS PLAN: On March 26, 1999, the Company's Board of Directors unanimously adopted a shareholder rights plan (the "Rights Plan"), commonly referred to as a "poison pill." Under the Rights Plan, shareholders of record on June 15, 1999 (unless excepted under the terms of the Rights Plan) will receive rights until the distribution date to purchase a unit consisting of one one-thousandth of a Series of Preferred Shares of the Company at $50 per unit.

     The Board of Directors may declare a distribution date within ten (10) business days following (i) the acquisition of or right to acquire, by a person or group, fifteen (15%) percent or more of the outstanding shares of the Company or (ii) the commencement of a tender offer or exchange offer that would, if consummated, result in a person or group owning fifteen (15%) percent or more of the outstanding shares of the Company. Upon the declaration of a distribution date, each holder of a right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the alternative, the Board of Directors, at its option, may exchange all outstanding and exercisable rights for common shares at an exchange ratio of one common share per each right. The Board may redeem the rights prior to an event triggering a distribution date at $.001 per right.

     STOCK OPTIONS: The Company has an incentive stock option plan (the "Incentive Plan"), as amended, under which 900,000 common shares have been reserved for future issuance. The Incentive Plan provides for the sale of shares to employees of the Company at a price not less than the fair market value of the shares on the date of the option grant, provided that the exercise price of any option granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

     market value of the shares on the date of the option grant. The term of each option and the manner of exercise is determined by the board of directors, but in no case can the options be exercisable in excess of 10 years beyond the date of grant. In May 1995, the Company adopted a nonqualified stock option plan (the "Nonqualified Plan"), as amended, under which 300,000 shares have been reserved for future issuance.

     At December 31, 1999, options to purchase 652,750 and 172,500 shares of common stock (excluding lapsed shares) have been granted under the Incentive Plan and the Nonqualified Plan, respectively, since the inception of both plans. In addition, at December 31, 1999, options to purchase 211,250 shares of common stock have been granted outside the Incentive Plan and the Nonqualified Plan at a price equal to the fair market value of the shares at the date of grant.

     A summary of the status of the Company's options as of December 31, 1999, 1998 and 1997, and changes during the years then ended is presented below:


     December 31,                                      1999                     1998                      1997
     -------------------------------------------------------------------------------------------------------------------
                                                     Weighted-                 Weighted-                 Weighted-
                                                     Average                   Average                   Average
                                                     Exercise                  Exercise                  Exercise
                                          Shares      Price         Shares      Price         Shares      Price
     -------------------------------------------------------------------------------------------------------------------
     Outstanding at
        Beginning of year                492,925       $5.01       644,950       $7.69       510,000       $7.00
     Canceled                           (135,275)       6.11      (555,550)       7.73       (23,000)       8.06
     Granted                             403,000        2.64       403,525        4.48       178,050        9.55
     Exercised                           (20,625)       2.83          -          N/A         (20,100)       6.37
     -------------------------------------------------------------------------------------------------------------------

     Outstanding at                      740,025       $3.58       492,925       $5.01       644,950       $7.69
     end of year
     ===================================================================================================================

     Options exercisable                 467,025                   386,050                   499,900
     at year-end
     ===================================================================================================================

     Weighted-average fair value of                    $1.54                     $1.83                     $4.88
     options granted during the year
     ===================================================================================================================

     The Board of Directors approved a stock option exchange and repricing program pursuant to which, on December 1 and December 10, 1998, certain holders of qualified and nonqualified options were eligible to reduce by 1/2 the number of their existing shares under option in exchange for repriced options at a price of $3.00 per share. The market price of the underlying shares was $2.47 and $2.94 on December 1 and December 10, respectively, and therefore, no compensation expense has been recorded by the repricing. The repriced options under the program continued the terms and vesting periods of the underlying exchanged options. Of the 695,700 options outstanding as of December 1, 1998, approximately 491,800 shares were eligible for the exchange and repricing program. Holders exchanged a total of 403,550 shares under option resulting in a total of 201,775 repriced shares which are included for purposes of the accompanying table as shares canceled and granted, respectively, during 1998.

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       --------------------------------------------------     --------------------------
                          Number             Weighted-                          Number
                        Outstanding           Average           Weighted-     Exercisable      Weighted-
                            at               Remaining           Average          at           Average
    Range of           December 31,         Contractual         Exercise      December 31,     Exercise
Exercise Prices            1999                Life               Price          1999           Price
------------------------------------------------------------------------------------------------------------
$  1.65 - $  1.79         243,000               8.6              $  1.64        10,000         $  1.63
$  1.85 - $  3.88         234,025               5.5                 3.05       224,025            3.05
$  4.00 - $  6.63         191,500               6.4                 4.78       161,500            3.37
$  7.69 - $  8.25          45,500               2.1                 8.10        45,500            8.10
$  8.88 - $  9.88          26,000               1.8                 9.83        26,000            9.88

------------------------------------------------------------------------------------------------------------
$  1.65 - $  9.88         740,025               6.4              $  3.58       467,025         $  4.01
============================================================================================================

     The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per common share for the years ended December 31, 1999, 1998 and 1997 would approximate the pro forma amounts indicated in the table below.

     Year ended December 31,                        1999        1998     1997
     ---------------------------------------------------------------------------

     Net income (loss) - as reported              $7,383    $(11,958)  $3,793
     ===========================================================================

     Net income (loss) - pro forma                $7,124    $(12,111)  $3,245
     ===========================================================================

     Earnings (loss) per share - as reported:
        Basic                                     $ 1.22    $  (1.98)  $  .62
        Diluted                                   $ 1.19    $  (1.98)  $  .61
     ===========================================================================

     Earnings (loss) per share - pro forma:
        Basic                                     $ 1.18    $  (2.00)  $  .53
        Diluted                                   $ 1.14    $  (2.00)  $  .52
     ===========================================================================

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 1999, 1998 and 1997, respectively: expected volatility of 79.30%, 66.6% and 57%, respectively; risk-free interest rates of 5.2%, 5.6% and 6.3%, respectively; and expected lives of 4.1 years, 4.9 years and 3.5 years, respectively.

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

11.  SEGMENT INFORMATION

     In 1998, the Company adopted SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The accounting policies of the segments are described in Note 1. The Company evaluates performance of its segments and allocates resources to them based on sales and operating income.

     The Company operates primarily in two industry segments, the Materials Group and the Services Group. The tables below present information about reported segments:

                                                            Corporate and
     Year Ended                      Materials   Services    Reconciling    Consolidated
     December 31, 1999                 Group       Group        Items          Total
     ---------------------------------------------------------------------------------------
     Revenue                          $46,666     $16,858     $       -     $ 63,524
     Cost of goods sold and
     services performed                29,348      12,970             -       42,318
     ---------------------------------------------------------------------------------------

     Gross profit                      17,318       3,888             -       21,206
     Operating expenses                10,065       3,996             -       14,061
     ---------------------------------------------------------------------------------------

     Income (loss) from operations    $ 7,253     $  (108)    $       -     $  7,145
     =======================================================================================
     Segment assets                   $62,627     $33,484     $ (35,039)    $ 61,072
     =======================================================================================
     Capital expenditures             $ 2,468     $   251     $       -     $  2,719
     =======================================================================================
     Depreciation expense             $ 2,530     $ 2,549     $       -     $  5,079
     =======================================================================================

                                                            Corporate and
     Year Ended                      Materials   Services    Reconciling    Consolidated
     December 31, 1998                 Group       Group        Items          Total
     ---------------------------------------------------------------------------------------
     Revenue                          $47,524     $ 18,379     $       -    $ 65,903
     Cost of goods sold and
     services performed                37,982       15,143             -      53,125
     ---------------------------------------------------------------------------------------

     Gross profit                       9,542        3,236             -      12,778
     Operating expenses                12,319       14,686             -      27,005
     ---------------------------------------------------------------------------------------

     Loss from operations             $(2,777)    $(11,450)    $       -    $(14,227)
     =======================================================================================
     Segment assets                   $76,688     $ 36,641     $ (31,005)   $ 82,324
     =======================================================================================
     Capital expenditures             $ 2,036     $  1,027     $       -    $  3,063
     =======================================================================================
     Depreciation expense             $ 2,460     $  2,722     $       -    $  5,182
     =======================================================================================

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

                                                            Corporate and
     Year Ended                      Materials   Services    Reconciling    Consolidated
     December 31, 1997                 Group       Group        Items          Total
     ---------------------------------------------------------------------------------------
     Revenue                          $48,029     $23,047     $       -     $71,076
     Cost of goods sold and
     services performed                33,185      17,514             -      50,699
     ---------------------------------------------------------------------------------------

     Gross profit                      14,844       5,533             -      20,377
     Operating expenses                 8,311       3,681             -      11,992
     ---------------------------------------------------------------------------------------

     Income from operations           $ 6,533     $ 1,852     $       -     $ 8,385
     =======================================================================================
     Segment assets                   $71,844     $47,390     $ (27,369)    $91,865
     =======================================================================================
     Capital expenditures             $ 2,734     $10,385     $       -     $13,119
     =======================================================================================
     Depreciation expense             $ 1,935     $ 2,137     $       -     $ 4,072
     =======================================================================================

     The Company's areas of operation are principally in the United States. Operations outside the United States are worldwide but are primarily in Europe, North Africa and Asia. No single foreign country or geographic area is significant to the consolidated operations. Revenue from two customers accounted for 31% of the Company's total revenue for the year ended December 31, 1999. Revenue from one of these customers accounted for 10% of the Company's total revenue for the year ended December 31, 1998. For the year ended December 31, 1997 revenue from the other customer accounted for 11% of the Company's total revenue.

12.  EXPORT REVENUE:

     For the years ended December 31, 1999, 1998 and 1997, export revenue to unaffiliated customers amounted to approximately 24%, 18% and 15%, respectively, of the Company's total revenue.

13.  SPECIAL CHARGES:

     In 1998, the Company recorded special charges of $11,217 ($7,740 after tax or $1.28 per share). The Company recorded $1,950 of this charge during the first quarter and the balance of $9,267 during the fourth quarter of the year. The majority of this charge relates to a review of the carrying values of the Company's Services Group assets and the closing of a Service Group plant in the first quarter of 1998.

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

     As a result of the Services Group's inability to achieve the improvements anticipated by the restructuring plan, primarily due to a more severe than anticipated market decline, the division continued operating at a loss in 1998. This triggered an impairment and utilization review of the Services Group's long-lived

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
================================================================================

     assets. The Company prepared revised projections by customer and product line which provided the basis for determining the continued usability and carrying value of its long-term assets. The Company identified approximately $4,700 of excess Services Group equipment that was written down to estimated fair value, less cost of disposal. In addition, the Company wrote down approximately $2,700 of goodwill associated with the Texas facility customers and lines of business that have been eliminated. Due to continuing financial problems of the Services Group's 50.1%-owned Singapore operation, the Company recorded an asset impairment of $1,000 in response to uncertainty regarding the ultimate recoverability of its investment.

     The Company's Materials Group recorded a special charge of $620 in the fourth quarter of 1998, consisting of a write-down of $473 in goodwill associated with a line of business that has been eliminated and the write-down of $147 of unusable equipment.

14.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Information relating to the allowance for doubtful accounts is as follows:

                                 Balance at   Charged to                Balance
                                  Beginning    Costs and                at End
     Description                   of Year     Expenses    Deductions   of Year

     Year ended December 31,

             1999                    $245        $417        $  6(a)      $656
     ===========================================================================
             1998                    $181        $188        $124(a)      $245
     ===========================================================================
             1997                    $143        $103        $ 65(a)      $181
     ===========================================================================

     (a)  Write-off of uncollectible accounts receivable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             SEMX CORPORATION
                               (Registrant)

                             By: /s/ Gilbert D. Raker
                                 ------------------------------------
                                 Gilbert D. Raker, Chief Executive
                                 Officer, President, Chairman of the Board of
                                 Directors and Director

Dated: March 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Gilbert D. Raker                                             March 29, 2000
------------------------------------
Gilbert D. Raker, Chief Executive
Officer, President, Chairman of
the Board of Directors and Director


/s/ Frank J. Polese                                              March 29, 2000
------------------------------------
Frank J. Polese, Vice Chairman
and Director


/s/ Mark A. Koch                                                 March 29, 2000
------------------------------------
Mark A. Koch,
Controller and Secretary
Chief Accounting Officer


/s/ Mark A. Pinto                                                March 29, 2000
------------------------------------
Mark A. Pinto, Director


/s/ John U. Moorhead, II                                         March 29, 2000
------------------------------------
John U. Moorhead, II, Director


/s/ Andrew Lozyniak                                              March 29, 2000
------------------------------------
Andrew Lozyniak, Director


/s/ Steven B. Sands                                              March 29, 2000
------------------------------------
Steven B. Sands, Director


/s/ Richard D. Fain                                              March 29, 2000
------------------------------------
Richard D. Fain, Director