Form 10-K405/A
period 1999-12-31
SEMX CORP
filed 2000-05-11
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-K/A

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

Commission file number   1-10938
                         -------

                                SEMX CORPORATION
          ------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                     13-3584740
-------------------------------         ---------------------------------------
(STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
 INCORPORATION OR ORGANIZATION)

  ONE LABRIOLA COURT, ARMONK, NEW YORK                        10504
-------------------------------------------       -----------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number, including area code: (914) 273-5500
                                                     -------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

   TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------        ------------------------------------------
Common Stock, $.10 par value                    NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No
    ----    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K: |X|

                    The Exhibit Index is located on page 18.
                                                         ---

         On March 15, 2000 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $62,807,779.

         On March 15, 2000 the Registrant had 6,116,741 shares of Common Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date the Registrant held 334,600 shares of Common Stock in treasury.


                       DOCUMENTS INCORPORATED BY REFERENCE

         DOCUMENT                        PARTS INTO WHICH INCORPORATED
        ----------                       -----------------------------

Portions of the Definitive Proxy           Part III, Items 10, 11, 12, 13
Statement prepared in connection with
the Company's 2000 Annual Meeting
of Stockholders which will be held on
May 16, 2000

RESTATED FORM 10-K

         Subsequent to the filing of the Registrant's Form 10-K for the year ended December 31, 1999 and Proxy Statement dated April 17, 2000, the Registrant discovered that a typographical error had been made in Part II, Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources - Summary of 1999 Activity, which is amended by this Form 10-K/A.

                                     PART II

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Service revenue from the Company's Service Group for the year ended December 31, 1998 decreased $4,668,000 or 20.3% from the 1997 period. The Service Group includes the Company's ASP, ASP B.V., and ISP business units. The 1998 decrease included a $5,860,000, or 26.3% decrease in revenue at ASP's U.S. and European operations, which was partially offset by increased revenue of $1,192,000 from ISP. The Services Group revenue decrease was the result of a slowdown in the demand for reclaimed wafers and pricing pressures caused by a downturn in the semiconductor industry.

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

Net cash provided by operating activities during 1999 amounted to $5,466,000 as compared to cash provided of $872,000 in the comparable 1998 period. Cash provided by operations increased compared to 1998 principally as a result of 1999 income and working capital changes. The decrease in the deferred tax assets is due to utilization of net operating loss carryforwards generated by the 1998 losses.

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


Dated: May 10, 2000
                                               SEMX CORPORATION


                                               By: /s/ Mark A. Koch
                                                  -----------------------------
                                                  Mark A. Koch
                                                  Controller and Secretary
                                                  (Chief Accounting Officer)