Form 10-Q
period 2000-03-31
SEMX CORP
filed 2000-05-15
CIK 880858

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                           (1) Yes [X] No [ ]

                           (2) Yes [X] No [ ]

     The number of shares outstanding of the Registrant's sole class of common stock, as of May 10,2000 was 6,116,741 shares.

                                TABLE OF CONTENTS

                                                                       Page No
                                                                       -------

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

           Accountant's Review Report                                       3

           Consolidated Balance Sheets at
           March 31, 2000 and December 31, 1999.                            4

           Consolidated Statements of Operations for the three
           months ended March 31, 2000 and 1999.                            5

           Consolidated Statements of Cash Flows
           for the three  months ended March 31, 2000
           and 1999.                                                        6

           Notes to Consolidated Financial Statements                    7-10

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                11-14

PART II  OTHER INFORMATION                                                 15

Signatures                                                                 15

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

ACCOUNTANT'S REVIEW REPORT



To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of March 31, 2000, and the related consolidated statements of income, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 18, 2000

PART I -  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                             MARCH 31,          DECEMBER 31,
                                                                               2000                 1999
                                                                            (Unaudited)
                                                                             --------             --------
ASSETS
Current Assets:
    Cash  and cash equivalents                                               $    252             $    416
    Accounts receivable, less allowance for doubtful accounts
       of $484 and $656, respectively                                           9,234                7,700
    Inventories                                                                 5,990                5,903
    Prepaid expenses and other current assets                                   1,052                1,024
    Deferred income tax assets                                                    999                  999
                                                                             --------             --------
       TOTAL CURRENT ASSETS                                                    17,527               16,042
                                                                             --------             --------

Property, Plant and Equipment-at cost, net of accumulated depreciation
    and amortization of $19,393, and $18,309, respectively                     35,842               34,837
                                                                             --------             --------

Other Assets-net of accumulated amortization
    Goodwill                                                                    8,470                8,573
    Technology rights and intellectual property                                   879                  897
    Other                                                                         991                1,139
                                                                             --------             --------
       TOTAL OTHER ASSETS                                                      10,340               10,609
                                                                             --------             --------
       TOTAL ASSETS                                                          $ 63,709             $ 61,488
                                                                             ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Accounts payable                                                         $  5,181             $  4,262
    Accrued expenses                                                            2,186                2,544
    Income taxes payable                                                          169                  589
    Current portion of long-term debt and short term obligations                4,169                1,893
    Current portion of obligations under capital leases                         2,433                2,541
                                                                             --------             --------
       TOTAL CURRENT LIABILITIES                                               14,138               11,829
                                                                             --------             --------

Deferred income tax liabilities                                                 2,359                2,431
Long-term debt                                                                  8,716                9,255
Obligations under capital leases                                                3,561                4,080
                                                                             --------             --------
       TOTAL LIABILITIES                                                       28,774               27,595
                                                                             --------             --------

Commitments and Contingencies
Minority Interest in Subsidiary                                                 1,373                1,329
                                                                             --------             --------
Shareholders' Equity:
 Preferred stock-$.10 par value;authorized 1,000,000 shares, none issued         --                   --
 Common stock-$.10 par value; authorized 20,000,000
 shares, issued 6,451,341 and  6,396,241 shares, respectively                     645                  640
 Additional paid-in-capital                                                    28,521               28,296
 Accumulated other comphrehensive loss                                           (686)                (611)
 Retained earnings                                                              5,294                4,451
                                                                             --------             --------
                                                                               33,774               32,776
 Less: Treasury stock: 334,600 shares at cost                                    (212)                (212)
                                                                             --------             --------
      TOTAL SHAREHOLDERS' EQUITY                                               33,562               32,564
                                                                             --------             --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 63,709             $ 61,488
                                                                             ========             ========

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                          2000                          1999
                                                          ----                          ----
Revenue:
   Net sales                                          $    12,016                    $    10,925
   Service revenue                                          4,427                          3,968
                                                      -----------                    -----------
       TOTAL REVENUE                                       16,443                         14,893
                                                      -----------                    -----------

Cost of goods sold and services performed:
    Cost of goods sold                                      7,694                          7,351
    Cost of services performed                              3,518                          3,171
                                                      -----------                    -----------
       TOTAL                                               11,212                         10,522
                                                      -----------                    -----------
GROSS PROFIT                                                5,231                          4,371

Selling, general and administrative expense                 3,543                          3,299
                                                      -----------                    -----------
OPERATING INCOME                                            1,688                          1,072

Gain on sale of connector business                           --                            8,430

Interest expense - net                                       (381)                          (700)
                                                      -----------                    -----------

Income before provision for income
  taxes and minority interest                               1,307                          8,802
Provision for income taxes                                    442                          4,657
                                                      -----------                    -----------

Income before minority interest                               865                          4,145

Minority interest                                             (22)                             8
                                                      -----------                    -----------
NET INCOME                                            $       843                    $     4,153
                                                      ===========                    ===========

Earnings per common share:
    BASIC                                             $       .14                    $       .69
    DILUTED                                           $       .13                    $       .69

Weighted average number of common shares outstanding:
    BASIC                                               6,078,920                      6,041,016
    DILUTED                                             6,551,481                      6,042,178


                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                                                 FOR THE THREE MONTHS
                                                                                    ENDED MARCH 31
                                                                              2000                  1999
                                                                            --------              --------
Cash flows from operating activities:

Net income                                                                  $    843              $  4,153
Adjustments to reconcile net income to net
    Cash provided by operating activities:
    Gain on sales of connector business                                         --                  (8,430)
    Depreciation and amortization of property and equipment                    1,316                 1,272
    Other amortization                                                           141                   189
    Deferred income taxes                                                        (72)                4,933
    Minority interest                                                             22                    (9)
    Changes in operating assets and liabilities:
      Increase in accounts receivable                                         (1,577)                 (873)
      Increase in inventory                                                     (105)                 (534)
      (Increase) decrease in prepaid expenses and
          other current assets                                                   (29)                   60
      Increase (decrease) in accounts payable                                    962                   (17)
      Decrease in accrued expenses                                              (326)                 (424)
      Decrease in income taxes payable                                          (429)                 --
                                                                            --------              --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                              746                   320
                                                                            --------              --------

Cash flows from investing activities:
    Purchase of property and equipment                                        (2,566)                 (345)
    Proceeds from sale of connector business                                    --                  22,191
    (Increase) decrease  in other assets                                         180                   (84)
                                                                            --------              --------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (2,386)               21,762
                                                                            --------              --------

Cash flows from financing activities:
  Proceeds from exercise of stock options                                        225                  --
  Proceeds from long-term debt                                                   424                  --
  Proceeds (payments) under revolving credit                                   1,744                (6,141)
  Payments under capital leases                                                 (625)                 (814)
  Payments under long term debt                                                 (278)              (15,284)
                                                                            --------              --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,490               (22,239)
                                                                            --------              --------

Effect of exchange rate change on cash                                           (14)                  (48)

Net decrease in cash                                                            (164)                 (205)
Cash at beginning of period                                                      416                 1,141
                                                                            --------              --------

Cash at end of period                                                       $    252              $    936
                                                                            ========              ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITY:
  Machinery and equipment, net of trade-in, acquired under capital leases   $   --                $    658


         See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)


NOTE 1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at March 31, 2000 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The financial statements included herein for the three months ended March 31, 2000 have been reviewed in accordance with statement on Auditing Standards No. 71 by the Company's independent accountants. The comparative financial statements for December 31, 1999 have been reclassified to conform to the current period's presentation.

NOTE 2. EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options.

NOTE 3.  DISPOSITIONS

In February 1999, the Company sold its connector businesses, Retconn Incorporated ("Retconn") and ST Electronics, Inc. ("ST") to Litton Corporation ("Litton"). Litton acquired the specified assets and assumed certain liabilities of Retconn and ST, as defined in the purchase agreement, in consideration for a cash payment to the Company of $23,871. The liabilities assumed by Litton amounted to approximately $3,500. The purchase price was subject to adjustment for changes in Retconn's closing date balance sheet and in December, 1999 the Company paid Litton $320 in settlement of the final purchase price adjustment In addition, the Company is prevented from directly competing in the connector business for a period of three years. The Company recorded a pretax gain of $8,430 on the transaction.

NOTE 4.  INVENTORY

Inventories consisted of the following:

                                        March 31,     December 31,
                                          2000           1999
                                       (unaudited)
                                        --------       ---------
      Precious Metals                   $  1,270       $   1,243
      Non Precious Metals                  4,720           4,660
                                        --------       ---------
                                        $  5,990       $   5,903
                                        --------       ---------

Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 5.  COMPREHENSIVE INCOME

The components of the Company's total comprehensive income were:

                                                    Three Months Ended
                                                   ---------------------
                                                   March 31,   March 31,
                                                     2000        1999
                                                    ------     --------
Net income                                          $  843     $  4,153
Foreign currency translation adjustments,              (75)         (84)
net of taxes
                                                    ------     --------
Total Comprehensive Income                          $  768     $  4,069
                                                    ======     ========


NOTE 6  SEGMENT INFORMATION

     The Company operates primarily in two industry segments, the Materials Group and the Services Group. The tables below present information about reported segments:

                                                    Corporate and
Quarter Ended                   Materials  Services  Reconciling    Consolidated
March 31, 2000                   Group      Group        Items       Total
                              --------------------------------------------------

Revenue                         $ 12,016   $  4,427    $   --      $ 16,443
Cost of goods sold and
services performed                 7,694      3,518        --        11,212
                              --------------------------------------------------

Gross profit                       4,322        909        --         5,231
Operating expenses                 2,590        953        --         3,543
                              --------------------------------------------------
Income (loss) from operations   $  1,732   $    (44)   $   --      $  1,688
                              ==================================================
Segment assets                  $ 65,479   $ 36,841    $(38,611)   $ 63,709
                              --------------------------------------------------

Capital expenditures            $  1,679   $    887    $   --      $  2,566
                              ==================================================
Depreciation expense            $    670   $    646    $   --      $  1,316
                              ==================================================

                                                    Corporate and
Quarter Ended                   Materials  Services  Reconciling   Consolidated
March 31, 1999                   Group      Group        Items       Total
                              --------------------------------------------------

Revenue                         $ 10,925   $  3,968    $   --      $ 14,893
Cost of goods sold and
services performed                 7,351      3,171        --        10,522
                              --------------------------------------------------
Gross profit                       3,574        797        --         4,371
operating expenses                 2,330        969        --         3,299
                              --------------------------------------------------
Income (loss) from operations   $  1,244   $   (172)   $   --      $  1,072
                              ==================================================
Segment assets                  $ 66,878   $ 35,475    $(41,768)   $ 60,585

Capital expenditures            $    317   $     28    $   --      $    345
                              ==================================================
Depreciation expense            $    636   $    636    $   --      $  1,272
                              ==================================================

NOTE 7. SUBSEQUENT EVENTS

On April 10, 2000, the Company's Polese subsidiary completed the acquisition of the assets of Advanced Packaging Concepts ("APC") located in Vista, CA. Polese Company acquired the assets and assumed selected liabilities of APC for $1,000 in cash which was financed by a $1,000 interim term loan through the Company's Bank. In addition, associated intellectual property rights were acquired for approximately 95,000 shares of restricted SEMX common stock, valued at $1,000. APC manufactures ceramic packages for the wireless markets. The Company is planning to integrate APC's processes into Polese Company's existing facilities.

On May 1, 2000, the Company's Polese subsidiary purchased the technology and assets of Engelhard Corporation's ("Engelhard") electroless gold plating business in Anaheim, CA for total cash consideration of $317. Electroless gold plated deposits satisfy manufacturing requirements for wire bonding, die-attachment and corrosion resistance, but eliminate many of the design restrictions brought about by conventional electrolytic gold plating. Polese Company will continue electroless gold plating operations in Engelhard's Anaheim, CA facility until the planned relocation of the business to Polese Company's existing facilities in July 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS First Quarter 2000 compared to First Quarter 1999

REVENUE:
Total revenue for the first quarter, 2000 of $16,443,000, increased $1,550,000 or 10.4% as compared to the first quarter 1999. First quarter 1999 included sales of $2,122,000 from its connector business, ("Retconn") through the February 1999 disposition date. Excluding Retconn sales for all periods presented, total revenue for the first quarter 2000 increased $ 3,672,000 or 28.7%.

Excluding Retconn, the Materials Groups first quarter 2000 sales of $12,016,000 increased $3,213,000, or 36.5%, from the first quarter 1999. Polese Company's first quarter 2000 sales increased by $2,076,000, or 36.5% as compared to the prior year period. Polese sales have increased due to improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new products. SPM's first quarter 2000 sales increased by $1,137,000 or 36.6% as compared to the comparable 1999 period. The increase in SPM's first quarter 2000 sales was primarily due to increased sales of gold wire.

The Company's Services Group first quarter 2000 revenues increased $459,000 or 11.6% as compared to the first quarter 1999. The Services Group revenue increase was the result of an increase in the demand for reclaimed wafers The Service Group's first quarter 2000 revenue from ASP's U.S. and European operations increased a total of $200,000, or 6.0 % as compared to the comparable 1999 period. Revenue from International Semiconductor Products Pte. Ltd ("ISP") for the first quarter 2000 increased by $259,000 or 42.2% over the comparable 1999 period.

Direct sales of the Company's products into foreign markets as a percentage of consolidated revenue during the first quarter 2000 was 27%, as compared to 18 % for the first quarter 1999. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A. R. L. ("S.A.R.L."), in Malaysia, SPM(M) SDN.BHD ("SPM(M)") and in Singapore, ISP. During the first quarter 2000, the Company derived revenue from ASP B.V. of $895,000, from S.A.R.L. of $185,000, from SPM(M) of $114,000, and from ISP of $876,000. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L., SPM(M) and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, Ringits and Singapore Dollars, respectively, and account for 12.6% in first quarter 2000.

The Company's consolidated backlog as of March 31, 2000 was $ 24,692,000 compared to backlog of $19,654,000 at March 31, 1999 and $17,184,000 at December 31, 1999. The Polese backlog which was $8,117,000 at the end of 1999, has improved to $14,484,000 as of March 31, 2000. The backlogs for ASP and SPM have increased $829,000 and $153,200 respectively, since March 31, 1999. The Company expects the consolidated backlog to remain strong for the remainder of 2000.

GROSS PROFIT:
Gross profit of $5,231,000 for the first quarter 2000 increased $860,000, or 19.7% , from the first quarter 1999. Excluding Retconn from all periods presented, first quarter 2000 gross profit increased by $1,568,000, or 42.8% from the comparable 1999 period. The Materials Group's

(excluding Retconn in all periods) first quarter 2000 gross profit of $4,322,000 increased $1,456,000 or 50.8% compared to the first quarter 1999. The Materials Group's (excluding Retconn in all periods) gross profit increases primarily reflected the increased sales and generated improvements in gross margins from 32.7% in last years first quarter to 36% for the first quarter 2000. The Service Group's first quarter 2000 gross profit of $909,000 increased $112,000 or 14.1% as compared to the comparable periods in 1999 primarily due to an increase in sales. The Services Groups first quarter 2000 gross margin of 20.5% increased slightly from the first quarter 1999 gross margin of 20.1%.

SELLING, GENERAL AND ADMINISTRATIVE:
Selling, general and administrative ("SG&A") expenses in the first quarter 2000 increased $244,000, or 7.4% from the comparable 1999 period. The increase in SG&A during the first quarter 2000 was primarily due to increased sales. SG&A expenses as a percentage of revenue decreased from 22.2 % in the first quarter 1999 to 21.5% for the first quarter 2000.

GAIN ON SALE OF CONNECTOR BUSINESS
Income before Provision for Income Taxes and Minority Interest for the first quarter 1999 include a gross gain on the sale of the Company's Connector Business on February 19, 1999 of $8,430,000.

INTEREST EXPENSE (NET):
Net interest expense for the first quarter 2000 decreased $319,000 from the first quarter 1999. The decrease in net interest expense is due to reduced debt levels from February 19, 1999 forward due to the principal repayments from proceeds from the sale of the Connector business and lower borrowing rates.

PROVISION FOR INCOME TAXES:
A provision of $442,000 for income taxes has been recorded for the first quarter 2000 as compared a provision of $4,657,000 for the first quarter 1999. The provision for the first quarter 1999 includes a provision of $4,527,000 associated with the gain on the sale of the Connector business.

MINORITY INTEREST:
In the three month periods ended March 31, 2000 and 1999, the Company has excluded from net income, income of $22,000 and a loss of $8,000 respectively, associated with ISP, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of ISP's net operations from its consolidated net income.

NET INCOME:
As a result of the above, net income of $843,000 for the first quarter 2000 decreased by $3,310,000 from the first quarter 1999. Excluding an after tax gain on the sale of the Connector business of $3,903,000 in the first quarter 1999, net income from continuing operations increased by $593,000 for the first quarter 2000.

YEAR 2000

The year 2000 (Y2K) problem was a potential issue for the Company since many computer programs and some pieces of computer hardware had manipulated and stored dates as a two-digit field and were unable to recognize dates past December 31, 1999. During 1999, the Company replaced non-compliant hardware, installed new manufacturing enterprise computer software systems at SPM and installed software upgrades that are year 2000 compliant at its other locations. The Company completed the installation and testing of these new systems and upgrades by the end of 1999. The Company experienced no known problems upon the changeover to the year 2000 with any of its internal systems or external interfaces with suppliers and customers.

LIQUIDITY AND CAPITAL RESOURCES

General

To support the Company's growth the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, its line of credit facilities, term loans from banks, other bank financing including gold consignment supply agreements, and capital leases.

Summary of 2000 Activity

At March 31, 2000, the Company had cash and cash equivalents of $252,000 and had an available balance on its revolving credit facility of $375,000 as compared to $936,000 and $200,000 respectively at March 31, 1999.

Net cash provided by operating activities in the first quarter 2000 amounted to $746,000 as compared to $320,000 in the first quarter 1999. Cash provided by operations increased compared to the first quarter 1999 principally as a result of first quarter 2000 operating income and working capital changes.

Cash used by investing activities amounted to $2,386,000 in the first quarter 2000. On February 19, 1999 the Company completed the sale of its Connector business and realized cash proceeds of $22,191,000. During the three months ended March 31, 2000 and 1999, the Company invested $2,566,000 and $ 345,000, respectively, in property and equipment. This investment excludes $658,000 in the 1999 period for equipment acquired under capital leases.

Net Cash provided by financing activities amounted to $ 1,490,000 in the first quarter 2000 as compared to cash used of $ 22,239,000 during the 1999 period. During the first quarter 2000 the Company repaid $278,000 under a Bank term loan facility and borrowed $1,744,000 under its Bank revolving line of credit. In addition, the Company made payments of $ 625,000 under capital lease obligations.

Factors Affecting Future Liquidity

On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank. The Credit Facility replaced the existing revolving credit and interim term loan facilities which the Company had with First Union and Fleet. The Credit Facility, which has a three year term, consists of a formula based $8,500,000 revolving credit facility and a $6,234,000 term loan which are secured by substantially all of the Company's domestic assets. Revolving credit facility availability of up to S$5,000,000 Singapore dollars (approximately $3,000,000 US) is reserved for issuance of a standby letter of credit in support of the Company's continuing guarantee of ISP's debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of any outstanding debt on the term loan is due on October 31, 2002.

The Company has guaranteed S$5,000,000 Singapore dollars (approximately $3,000,000 US) of the debt of its 50.1% owned Singapore operation ISP. The guarantee was secured by a standby letter of credit of up to S$5,000,000 Singapore dollars issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, ISP's bank could draw down the S$5,000,000 standby letter of credit provided by the Company's Bank

In December 1996, the Company entered into a consignment agreement (the
"Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended expires June 30, 2000. The Company is presently negotiating a new Gold Consignment Agreement with FPM. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 5,000 troy ounces of gold or gold having a market value of $1,870,000. The Gold Consignment Agreement requires the Company to pay a consignment fee of 5.5% per annum based upon the value of all gold consigned to the Company.

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years from May 1993, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During the first quarter 2000, the Company charged against operations a total of $92,000 under this agreement.

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

                                SEMX CORPORATION

               Date:  May 15, 2000       By:   /s/ Gilbert D. Raker

                                         Name: Gilbert D. Raker
                                         Title: Chairman of the Board
                                                and Chief Executive Officer

               Date:  May 15, 2000       By:   /s/ Mark A. Koch

                                         Name: Mark A. Koch
                                         Title: Controller and Secretary
                                                (Principal Financial and
                                                  Accounting Officer)