Form 10-Q
period 2000-06-30
SEMX CORP
filed 2000-08-14
CIK 880858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                    (1) Yes [X] No [ ]

                    (2) Yes [X] No [ ]

     The number of shares outstanding of the Registrant's sole class of common stock, as of August 4, 2000 was 6,224,341 shares.

                                TABLE OF CONTENTS

                                                                        Page No

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountant's Report                                    3

         Consolidated Balance Sheets at
         June 30, 2000 and December 31, 1999                                4

         Consolidated Statements of Income for the three
         months and six months ended June 30, 2000 and 1999                 5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2000 and 1999                                6

         Notes to Consolidated Financial Statements                      7-11

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                            12-18

PART II  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders               18

Item 6.  Exhibits and Reports on Form 8-K                                  19

         Signatures                                                        20

FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature are forward looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the microelectronic and semiconductor markets and the communications, internet and automotive industries which the Company serves and the economic volatility in geographic markets, such as Asia.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of June 30, 2000, and the related consolidated statements of income for the three-month period and the six-month period then ended, and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

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

July 18, 2000

PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                    June 30,
                                                                                      2000                December 31,
                                                                                   (Unaudited)                1999
                                                                                   -----------                ----
ASSETS
Current Assets:
   Cash and cash equivalents                                                       $    3,881               $     416
   Accounts receivable, less allowance for doubtful accounts of
     $434 and $656, respectively                                                       10,366                   7,700
   Inventories                                                                          8,193                   5,903
   Prepaid expenses and other current assets                                            1,196                   1,024
   Deferred income tax assets                                                             999                     999
                                                                               --------------------    --------------------
   TOTAL CURRENT ASSETS                                                                24,635                  16,042
                                                                               --------------------    --------------------

   Property, Plant and Equipment-at cost, net of accumulated depreciation and          37,568                  34,837
     amortization of $20,551, and $18,309, respectively
                                                                               --------------------    --------------------
   Other Assets-net of accumulated amortization
     Goodwill                                                                           9,466                   8,573
     Technology rights and intellectual property                                        1,843                     897
      Other                                                                               867                   1,139
                                                                               --------------------    --------------------
        TOTAL OTHER ASSETS                                                             12,176                  10,609
                                                                               --------------------    --------------------
TOTAL ASSETS                                                                       $   74,379               $  61,488
                                                                               ====================    ====================
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
   Accounts payable                                                                $    6,933               $   4,262
   Accrued expenses                                                                     2,122                   2,544
   Income taxes payable                                                                   206                     589
   Current portion of long-term debt and short term obligations                         1,896                   1,893
   Current portion of obligations under capital leases                                  2,493                   2,541
                                                                               --------------------    --------------------
   TOTAL CURRENT LIABILITIES                                                           13,650                  11,829
                                                                               --------------------    --------------------
   Deferred income tax liabilities                                                      2,313                   2,431
   Long-term debt                                                                       8,106                   9,255
   Obligations under capital leases                                                     3,954                   4,080
                                                                               --------------------    --------------------
   TOTAL LIABILITIES                                                                   28,023                  27,595
                                                                               --------------------    --------------------
   Commitments and Contingencies

   Minority Interest in Subsidiary                                                      1,521                   1,329
                                                                               --------------------    --------------------
   REDEEMABLE PREFERRED STOCK:

   Preferred stock-$.10 par value; authorized 1,000,000 shares;
   Designated as Series B Preferred Stock: 100,000 shares authorized and issued         9,754                     --

   Common Shareholders' Equity:

   Common stock-$.10 par value; authorized 20,000,000 shares, issued
   6,558,941 and 6,396,241 shares, respectively                                           656                     640
   Additional paid-in-capital                                                          29,313                  28,296
   Accumulated other comprehensive loss                                                  (580)                   (611)
   Retained earnings                                                                    5,904                   4,451
                                                                               --------------------   --------------------
                                                                                       35,293                  32,776
   Less: Treasury stock: 334,600 shares at cost                                          (212)                   (212)
                                                                               --------------------    --------------------
   TOTAL COMMON SHAREHOLDER'S EQUITY                                                   35,081                  32,564
                                                                               --------------------    --------------------
   TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                      $   74,379               $  61,488
                                                                               ====================    ====================

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              FOR THE THREE MONTHS               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                    ENDED JUNE 30,
                                                              2000           1999               2000          1999
                                                              ----           ----               ----          ----
REVENUE:
   Net Sales                                                $  12,657       $   11,780         $   24,673      $   22,705
   Service Revenue                                              4,974            4,268              9,401           8,236
                                                            -----------     -----------        -----------     -----------
   TOTAL REVENUE                                               17,631           16,048             34,074          30,941
                                                            -----------     -----------        -----------     -----------

Cost of Goods Sold                                               8,612            7,443             16,306          14,794
Cost of Services Performed                                      3,612            3,143              7,130           6,314
                                                            -----------     -----------        -----------     -----------
   TOTAL                                                       12,224           10,586             23,436          21,108
                                                            -----------     -----------        -----------     -----------
Gross Profit                                                    5,407            5,462             10,638           9,833

Selling, General and Administrative Expenses                    3,776            3,390              7,319           6,689
                                                            -----------     -----------        -----------     -----------

OPERATING INCOME                                                1,631            2,072              3,319           3,144

Gain on Sale of Connector Business                                  -                -                  -           8,430

Interest Expense                                                  495              511                876           1,211
                                                            -----------     -----------        -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY
INTEREST IN CONSOLIDATED SUBSIDIARY                             1,136            1,561              2,443          10,363


Provision for Income Taxes                                        429              556                871           5,213
                                                            -----------     -----------        -----------     -----------
Income Before Minority Interest                                   707            1,005              1,572           5,150

Minority Interest in Income of Consolidated Subsidiary             98               14                120               6
                                                            -----------     -----------        -----------     -----------

NET INCOME                                                        609              991              1,452           5,144

Preferred Stock Dividends                                          54                -                 54               -
                                                            -----------     -----------        -----------     -----------
Net Income Available to Common Shareholders                 $     555       $      991         $    1,398      $    5,144
                                                            ===========     ===========        ===========     ===========

Basic Income per Common Share                               $    0.09       $     0.16         $     0.23      $     0.85
Diluted Income per Common Share                             $    0.08       $     0.16         $     0.21      $     0.84

Weighted Average Number of Common
   Shares Outstanding
     Basic                                                      6,208            6,041              6,144           6,041
     Diluted                                                    6,676            6,183              6,627           6,112

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           For the six Months Ended
                                                                                                   June 30,
                                                                                         2000                      1999
                                                                                  --------------------      --------------------
Cash flows from operating activities:
   Net income                                                                       $   1,452                   $   5,144
   Adjustments to reconcile net income to net
       Cash provided by operating activities:
       Gain on sales of connector business                                                                         (8,430)
       Depreciation and amortization of property and equipment                          2,686                       2,506
       Other amortization                                                                 292                         340
       Deferred income taxes                                                             (122)                      5,373
       Minority interest                                                                  122                           6
       Changes in operating assets and liabilities
       Increase in accounts receivable                                                 (2,636)                     (1,527)
       Increase in inventory                                                           (2,181)                       (419)
       Increase in prepaid expenses and other current assets                             (176)                       (425)
       Increase (decrease) in accounts payable                                          2,729                      (1,062)
       Increase (decrease) in accrued expenses                                           (388)                        184
       Increase (decrease) in income taxes payable                                       (395)                        292
                                                                                  --------------------      --------------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                        1,383                       1,982
                                                                                  --------------------      --------------------

Cash flows from investing activities
   Purchase of property and equipment                                                  (3,888)                       (696)
   Proceeds from sale of connector business                                                                        22,191
   (Increase) decrease in other assets                                                    704                         (68)
   Acquisitions, cash portion                                                          (1,737)
                                                                                  --------------------      --------------------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (4,921)                     21,427
                                                                                  --------------------      --------------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                258                           4
   Proceeds from long-term debt                                                         3,222                       --
   Payments under revolving credit                                                                                 (6,173)
   Net Proceeds from issuance of Preferred Stock                                        9,100
   Payments under capital leases                                                       (1,130)                     (1,409)
   Payments under long term debt                                                       (4,342)                    (15,637)
                                                                                  --------------------      --------------------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              7,108                     (23,215)
                                                                                  --------------------      --------------------

   Effect of exchange rate change on cash                                                (105)                        (70)

   Net decrease in cash                                                                 3,465                         124
   Cash at beginning of period                                                            416                       1,141
                                                                                  --------------------      --------------------

   Cash at end of period                                                            $   3,881                   $   1,265
                                                                                  ====================      ====================
   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
     FINANCING ACTIVITY:

       Machinery and equipment, net of trade-in, acquired under capital leases      $     956                   $     890
       Intellectual property rights acquired with restricted common stock           $   1,000                   $   --
       Acquisition finders fee paid with non qualified stock options                $     426                   $   --

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at June 30, 2000 and the Consolidated Statements of Income and Cash Flows for the three and six months ended June 30, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The financial statements included herein for the three and six month periods ended June 30, 2000 have been reviewed in accordance with statement on Auditing Standards No. 71 by the Company's independent accountants. The comparative financial statements for December 31, 1999 have been reclassified to conform to the current period's presentation.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options and warrants. Net income available to common shareholders reflects preferred stock dividends payable on the Company's Redeemable Preferred Stock.

NOTE 3.  ACQUISITIONS AND DISPOSITIONS

Acquisitions:

On April 10, 2000, the Company's Polese Company subsidiary acquired the assets of Advanced Packaging Concepts ("APC"), a Vista, CA based manufacturer of ceramic packages for the wireless markets, in a business combination accounted for as a purchase. Polese Company acquired the assets and assumed selected liabilities of APC for $1,300 in cash, which was financed in part by a $1,000 interim term loan that was repaid during the second quarter of 2000. In addition, Polese Company paid approximately $120 in costs associated with the acquisition of APC. The fair value of assets acquired, including approximately $695 allocated to goodwill, amounted to approximately $1,300 and liabilities assumed amounted to $1,000. In a companion transaction, associated intellectual property rights were acquired for approximately 95 shares of restricted SEMX common stock, valued at $1,000. The transaction provides the sellers of APC a royalty of 2 1/2 % against future sales to certain existing customers for a period of 3 years. At closing, the Company advanced a total of $150 to the sellers against this royalty. The Company is integrating APC's operations into Polese Company's existing facilities and has fully vacated the Vista premises as of July 31, 2000.

On May 1, 2000, the Company's Polese subsidiary purchased the technology and assets of Engelhard Corporation's ("Engelhard") electroless gold plating business in Anaheim, CA for total cash consideration of $317. In addition, a finders fee consisting of Non Qualified Stock options to purchase 40 shares of SEMX Common, valued at $426 was recorded. The fair value of assets acquired, including $426 allocated to goodwill, amounted to $743. Electroless gold plated deposits satisfy manufacturing requirements for wire bonding, die-attachment and corrosion resistance, but eliminate many of the design restrictions brought about by conventional electrolytic gold plating. Polese Company has relocated the electroless gold plating operations from Engelhard's Anaheim, CA facility to Polese Company's existing facilities, and has fully vacated the Anaheim premises as of July 31, 2000.

Dispositions:

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

NOTE 4.  INVENTORY

Inventories consisted of the following:

                            June 30, 2000            December 31,
                             (Unaudited)                 1999
                          -------------------     -------------------

Precious Metals               $    1,341              $    1,243
Non Precious Metals                6,852                   4,660
                          ===================     ===================
                              $    8,193              $    5,903
                          ===================     ===================

Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.






NOTE 5.  REDEEMABLE PREFERRED STOCK

On June 1, 2000, the Company received $10,000 in gross proceeds from Series B Redeemable Preferred Stock from a group led by ACI Capital Co ("ACI"). Attached to the instrument were warrants to purchase 1 million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subject to a reset provision dependent on the underlying market price of SEMX Common Stock, with a floor of $7.00 per share. On the accompanying Balance Sheet, a value of $250 was assigned to the warrants and an initial value of $9,750 was assigned to the redeemable preferred stock. The $250 value assigned to the warrants was credited to additional paid in capital and will be accreted to the value of the Series B Preferred Stock over the five year term. The Company paid approximately $900 in investment banking, financing, legal and accounting fees in conjunction with the offering. Of this total approximately $300 was paid to a firm affiliated with John Moorhead, who is a member of the SEMX Board of Directors for services rendered in assistance with the financing. The Series B Preferred Stock is subject to mandatory redemption in 5 years for $10,000 and cash dividends are payable semiannually at a rate of 6%, and in preference to any dividends on the Company's Common Stock, and are subject to successive rate increases in the event of uncured late dividend payments or other events of default. The Liquidation Preference of the Series B Preferred Stock is equal to the stated value plus accrued and unpaid dividends to the date of liquidation. The Series B Preferred Stock granted ACI the right to add two directors to the SEMX Board of Directors.

NOTE 6.  COMPREHENSIVE INCOME

The components of the Company's total comprehensive income were:


                                                             Three Months Ended                   Six Months Ended
                                                      -------------------------------   ------------------------

                                                         June 30,         June 30,         June 30,         June 30,
                                                           2000             1999             2000             1999
                                                      --------------   --------------   --------------   --------------
Net Income                                                 $609             $991             $1,452           $5,144
Foreign currency translation adjustments, net of
taxes
                                                            106             (222)                31             (306)
                                                      --------------   --------------   --------------   --------------
Total Comprehensive Income                                 $715             $769             $1,483           $4,838
                                                      ==============   ==============   ==============   ==============


NOTE 7.  SEGMENT INFORMATION

The Company operates primarily in two industry segments, the Materials Group and the Services Group. The tables below present information about reported segments:


                                                                                            Corporate and
                Six Months Ended                       Materials          Services            Reconciling         Consolidated
                 June 30, 2000                           Group             Group                Items                Total
-------------------------------------------------    ---------------    -------------    --------------------    ---------------
Revenue                                                $  24,673          $  9,401                                  $  34,074
Cost of goods sold and services performed                 16,306             7,130                                     23,436
                                                     ---------------    -------------    --------------------    ---------------
Gross profit                                               8,367             2,271               -----                 10,638
Operating expenses                                         5,402             1,917               -----                  7,319
                                                     ---------------    -------------    --------------------    ---------------
Income from operations                                 $   2,965          $    354           $   -----              $   3,319
                                                     ===============    =============    ====================    ===============
Segment assets                                         $  82,873          $ 37,383           $ (45,877)             $  74,379
                                                     ===============    =============    ====================    ===============
Capital expenditures                                   $   2,552          $  1,336           $   -----              $   3,888
                                                     ===============    =============    ====================    ===============
Depreciation expense                                   $   1,550          $  1,136           $   -----              $   2,686
                                                     ===============    =============    ====================    ===============


                                                                                            Corporate and
                Six Months Ended                       Materials          Services            Reconciling         Consolidated
                 June 30, 1999                           Group             Group                Items                Total
-------------------------------------------------    ---------------    -------------    --------------------    ---------------
Revenue                                                $  22,705          $  8,236                                  $  30,941
Cost of goods sold and services performed                 14,794             6,314                                     21,108
                                                     ---------------    -------------    --------------------    ---------------
Gross profit                                               7,911             1,922               -----                  9,833
Operating Expenses                                         4,703             1,986               -----                  6,689
                                                     ---------------    -------------    --------------------    ---------------
Income (loss) from operations                          $   3,208          $    (64)          $   -----              $   3,144
                                                     ===============    =============    ====================    ===============
Segment assets                                         $  67,458          $ 34,396           $ (41,672)             $  60,182
                                                     ===============    =============    ====================    ===============
Capital expenditures                                   $     654          $     42           $   -----              $     696
                                                     ===============    =============    ====================    ===============
Depreciation expense                                   $   1,243          $  1,263           $   -----              $   2,506
                                                     ===============    =============    ====================    ===============


                                                                                            Corporate and
               Three Months Ended                      Materials          Services           Reconciling         Consolidated
                 June 30, 2000                           Group             Group                Items                Total
-------------------------------------------------    ---------------    -------------    --------------------    ---------------
Revenue                                                $  12,657          $  4,974                                  $  17,631
Cost of goods sold and services performed                  8,612             3,612                                     12,224
                                                     ---------------    -------------    --------------------    ---------------
Gross profit                                               4,045             1,362               -----                  5,407
Operating expenses                                         2,812               964               -----                  3,776
                                                     ---------------    -------------    --------------------    ---------------
Income from operations                                 $   1,233          $    398           $   -----              $   1,631
                                                     ===============    =============    ====================    ===============
Segment assets                                         $  82,873          $ 37,383           $ (45,877)             $  74,379
                                                     ===============    =============    ====================    ===============
Capital expenditures                                   $   1,742          $    449           $   -----              $   2,191
                                                     ===============    =============    ====================    ===============
Depreciation expense                                   $     747          $    487           $   -----              $   1,234
                                                     ===============    =============    ====================    ===============


                                                                                            Corporate and
               Three Months Ended                      Materials          Services           Reconciling          Consolidated
                 June 30, 1999                           Group             Group                Items                 Total
-------------------------------------------------    ---------------    -------------    --------------------    ---------------
Revenue                                                $  11,780          $  4,268                                  $  16,048
Cost of goods sold and services performed                  7,443             3,143                                     10,586
                                                     ---------------    -------------    --------------------    ---------------
Gross profit                                               4,337             1,125               -----                  5,462
Operating Expenses                                         2,373             1,017               -----                  3,390
                                                     ---------------    -------------    --------------------    ---------------
Income from operations                                 $    1,964         $    108           $   -----              $   2,072
                                                     ===============    =============    ====================    ===============
Segment assets                                         $  67,458          $ 34,396           $ (41,672)             $  60,182
                                                     ===============    =============    ====================    ===============
Capital expenditures                                   $     337          $     14           $   -----              $      351
                                                     ===============    =============    ====================    ===============
Depreciation expense                                   $     607          $    627           $   -----              $   1,234
                                                     ===============    =============    ====================    ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Second Quarter and First Six Months 2000 compared to Second Quarter and First Six Months 1999

REVENUE:

Total revenue for the second quarter, 2000 of $17,631,000 increased $1,583,000 or 9.9% as compared to the second quarter 1999. Total revenue for the first six months of 2000 of $34,074,000, increased $3,133,000 or 10.1% as compared to the similar 1999 period. First six months 1999 included sales of $2,122,000 from the Company's connector business, ("Retconn") through the February 1999 disposition date. Excluding Retconn sales, total revenue for the first six months 2000 increased $ 5,255,000 or 18.2% compared to the similar 1999 period.

The Company's Materials Group's second quarter 2000 sales of $12,657,000 increased $877,000, or 7.4%, from the second quarter 1999, primarily due to increased sales of gold wire at SPM. SPM's second quarter 2000 sales increased by $972,000 or 28.9% as compared to the comparable 1999 period. Polese Company's second quarter 2000 sales decreased by $95,000, or 1.1% as compared to the prior year period reflecting disruptions caused by shifts in product and the integration of the APC and Englehard businesses acquired during the second quarter. The first six months 2000 sales of the Materials Group, excluding Retconn increased by $4,090,000 or 19.9% over the similar prior year period. Polese's six months sales have increased due to improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new products in the first quarter 2000, offset by the disruptions in the second quarter. The increase in SPM's first six months 2000 sales was primarily due to increased sales of gold wire as well as increased sales from the overseas locations.

The Company's Services Group second quarter 2000 revenues increased $706,000 or 16.5% as compared to the second quarter 1999 reflecting strong performance at the Group's Singapore operation, ISP. First six months 2000 sales increased by $1,165,000 or 14.1% over the comparable period of 1999. The Services Group revenue increase for both the quarter and six month period, was the result of an increase in the demand for reclaimed wafers, primarily at ISP, with improvements also taking place at the Group's ASP U.S. and European operations.

The Company does a significant amount of international business, both from its domestic locations, as well as through overseas manufacturing locations. Direct sales of the Company's products into foreign markets, as a percentage of consolidated revenue ("foreign sales percentage") during the first half of 2000 was 29.9%, as compared to 27.9% for the second half of 1999. This compares to foreign sales percentages of 33.6% for the second quarter 2000 and 33.8% for the second quarter 1999. The Company has foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L."), in Malaysia, SPM(M) SDN.BHD ("SPM(M)") and in Singapore, ISP. During the second quarter 2000, the Company derived revenue from ASP B.V. of $794,000, from S.A.R.L. of $248,000, from SPM(M) of $346,000, and from ISP of
$1,274,000. During the first half of 2000, the Company derived revenue from ASP B.V. of $1,689,000, from S.A.R.L. of $433,000 from SPM(M) of $460,000, and from
ISP of $2,150,000. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L., SPM(M) and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, Ringits and Singapore Dollars, respectively, and constitute a foreign sales percentage of 15.1% in second quarter and 13.9% in the first half of 2000.

The Company's consolidated backlog as of June 30, 2000 was approximately $32,280,000 compared to backlog of approximately $22,110,000 at June 30 , 1999 and $17,184,000 at December 31, 1999. The increase in consolidated backlog during 2000 was led by Polese's increase from approximately $8,117,000 at December 31, 1999 to approximately $20,427,000 at June 30, 2000. Backlog at ASP has improved significantly from approximately $5,628,000 since at the beginning of year to approximately $8,855,000 at June 30. The backlog for SPM has decreased approximately $443,000 from beginning of year levels, to $2,997,000 at June 30, 2000. Approximately 26% of the consolidated backlog at June 30, 2000 includes orders that are not expected to be shipped within one year. The Company expects the consolidated backlog to remain strong for the remainder of 2000.

GROSS PROFIT:

Gross profit of $5,407,000 for the second quarter 2000 decreased $54,000, or 1.0%, from the second quarter 1999. Excluding Retconn, first six months 2000 gross profit increased by $1,513,000, or 16.6% from the comparable 1999 period. The Materials Group's second quarter 2000 gross profit of $4,045,000 decreased $291,000 or 6.7% compared to the second quarter 1999. The Materials Group's gross profit decrease reflects disruptions at Polese Company due to the integration of the APC and Englehard businesses, as well as less than expected yields due to transitions involved with shifting production towards assembled thermal management products. As a result of the above, the Materials Group's gross margin for the quarter decreased from 36.8% in last years second quarter to 32.0% in the second quarter 2000. The Service Group's second quarter 2000 gross profit of $1,362,000 increased $237,000 or 21.1% as compared to the comparable periods in 1999 primarily due to an increase in sales. The Services Group's second quarter 2000 gross margin of 27.4% increased slightly from the second quarter 1999 gross margin of 26.4%.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the second quarter 2000 increased $386,000, or 11.4% from the comparable 1999 period. The increase in SG&A during the second quarter 2000 was due to increased sales and increased travel and customer programs. SG&A expenses as a percentage of revenue increased slightly from 21.1% in the second quarter 1999 to 21.4% for the second quarter 2000. Excluding Retconn, SG&A expense for the first half of 2000 increased $1,030,000 or 16.4% over the first half of 1999, reflecting an 18.2% increase in sales for the first half of 2000 over comparable prior year period.

GAIN ON SALE OF CONNECTOR BUSINESS

Income before Provision for Income Taxes and Minority Interest for the first half of 1999 include a gross gain on the sale of the Company's Connector Business on February 19, 1999 of $8,430,000.

INTEREST EXPENSE (NET):

Net interest expense for the second quarter 2000 decreased $16,000 from the second quarter 1999. Net interest expense for the first half of 2000 decreased $335,000 from the similar period last year. The decrease in net interest expense is due to reduced debt levels from February 19, 1999 forward due to the principal repayments from proceeds from the sale of the Connector business and lower borrowing rates.

PROVISION FOR INCOME TAXES:

A provision of $429,000 for income taxes has been recorded for the second quarter of 2000 as compared a provision of $556,000 for the second quarter of 1999. A provision of $871,000 for income taxes has been recorded for the first six months of 2000 as compared a provision of $5,213,000 for the first six months of 1999. The provision for the first six months of 1999 includes taxes of $4,527,000 associated with the gain on the sale of the Connector business.

MINORITY INTEREST:

In the second quarter of 2000 and 1999, the Company has excluded from net income, income of $98,000 and $14,000 respectively, associated with ISP, net of tax. In the first six months of 2000 and 1999, the Company has excluded from net income, income of $120,000 and $6,000 respectively, associated with ISP, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly, excluded 49.9% of ISP's net operations from its consolidated net income.

NET INCOME:

As a result of the above, net income of $609,000 for the second quarter 2000 decreased by $382,000 from the second quarter 1999. Excluding an after tax gain on the sale of the Connector business of $3,903,000 in the first six months of 1999, net income from continuing operations increased by $211,000 for the first six months of 2000 as compared to the similar 1999 period.

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS

Net income available to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income per common share and reflects dividends payable to Preferred Stockholders and accretion of the carrying value of the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $54,000 per month representing dividends payable and accretion related to the Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

General

To support the Company's growth the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, issuance of Preferred Stock, line of credit facilities, term loans from banks, other bank financing including gold consignment supply agreements, and capital leases.

Summary of 2000 Activity

At June 30, 2000, the Company had cash and cash equivalents of $3,881,000 and had an available balance on its revolving credit facility of $4,130,690 as compared to $1,265,000 and $1,000,000 respectively at June 30, 1999.

Net cash provided by operating activities in the first six months of 2000 amounted to $1,383,000 as compared to $1,982,000 in the first six months of 1999. Cash provided by operations decreased compared to the first six months of 1999 principally as a result of first half 2000 operating income and working capital changes.

Cash used by investing activities amounted to $4,921,000 in the first six months of 2000. The Company completed the acquisition of the assets of APC on April 1, 2000 and Englehard on May 1, 2000. On February 19, 1999 the Company completed the sale of its Connector business and realized cash proceeds of $22,191,000. During the six months ended June 30, 2000 and 1999, the Company invested $3,888,000 and $696,000, respectively, in property and equipment. This investment excludes $956,000 in the 2000 period and $890,000 in the 1999 period for equipment acquired under capital leases.

Net Cash provided by financing activities amounted to $7,108,000 in the first six months of 2000 as compared to cash used of $ 23,215,000 during the 1999 period. On June 1, 2000 the Company realized net proceeds of approximately $9,100,000 from the issuance of Series B Preferred Stock. During the first six months of 2000 the Company repaid $4,342,000 under a Bank term loan facility and borrowed $3,222,000 under its Bank revolving line of credit. In addition, the Company made payments of $1,130,000 under capital lease obligations.

Factors Affecting Future Liquidity

On June 1, 2000, the Company received $10,000,000 in gross proceeds from the issuance of Series B Redeemable Preferred Stock to a group led by ACI . Attached to the instrument were warrants to purchase 1 million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subject to a reset provision dependent on the underlying market price of SEMX Common Stock, with a floor of $7.00 per share. The Company paid approximately $900,000 in investment banking, financing, legal and accounting fees in conjunction with the offering. Of this total approximately $300,000 was paid to a firm affiliated with John Moorhead, who is a member of the SEMX Board of Directors for services rendered in assistance with the financing. The Series B Preferred Stock is subject to mandatory redemption in 5 years and cash dividends are payable semiannually at a rate of 6%, subject to successive rate increases in the event of uncured late payments or events of default. The Series B Preferred Stock granted ACI the right to add two directors to the SEMX Board of Directors.

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

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended expires June 30, 2002. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,500 troy ounces of gold or gold having a market value of $2,400,000. The Gold Consignment Agreement requires the Company to pay a consignment fee of 4.5% per annum based upon the value of all gold consigned to the Company.

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years from May 1993, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During the first six months of 2000, the Company charged against operations a total of $157,000 under this agreement.

The Company utilizes a single supplier for one of its raw materials. The supplier and the Company are in discussions on a number of business issues, which the Company believes can be resolved in an amicable fashion. In the event that the supplier is unwilling to continue to supply the raw material, the Company could be required to utilize an alternative source to purchase the raw material or procure from an alternative source a certain portion of its requirement for this raw material. A disruption in the supply of this raw material could temporarily effect a portion of the Company's revenues until an alternative source of supply is secured.

The Company continually seeks to broaden its product lines by various means, including through acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing.

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

          On May 16, 2000, the registrant conducted its annual meeting. At such meeting, stockholders of record as of the close of business on March 27, 2000 were entitled to notice of and to vote at the meeting. Out of a total of 6,116,741 shares entitled to vote at the meeting, 5,886,743 shares, or 96%, were present in person or by proxy at said meeting. The matters voted on at the meeting were limited to: the election of six directors to serve for one year and until their successors are elected and qualify and the ratification of the appointment of Goldstein Golub Kessler LLP as the Company's auditors for the year ending December 31, 2000.

     The following Directors were elected at such meeting:

     Mark A. Pinto                      Steven B. Sands
     John U. Moorhead, II               Frank J. Polese
     Gilbert D. Raker                   Andrew Lozyniak

The following votes were cast in the election of Goldstein Golub Kessler LLP as the Company's auditors.

   AFFIRMATIVE             AGAINST            ABSTAIN
   -----------             -------            -------
   5,861,924 Shares        13,005 Shares      11,814 Shares


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 First Amendment to Agreement between Registrant and PNC Bank, dated April 10, 2000.

     10.2 Second Amendment to Agreement between Registrant and PNC Bank dated June 1, 2000.

     10.3 Employment Agreement between Registrant and Mark Koch.

     10.4 Amended and Restated Consignment Agreement between Registrant and Fleet Precious Metals Inc. dated as of June 30, 2000

(b)  Current Reports on Form 8-K

     Form 8-K , Item 5, filed on June 16 ,2000, related to sale of Series B Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SEMX CORPORATION

      Date: August 11, 2000               By: /s/ Gilbert D. Raker

                                    Name:  Gilbert D. Raker
                                           -------------------------------
                                    Title: Chairman of the Board
                                             and Chief Executive Officer

      Date: August 11, 2000               By: /s/ Mark A. Koch

                                    Name:  Mark A. Koch
                                           -------------------------------
                                    Title: Controller and Secretary
                                             (Principal Financial and
                                             Accounting Officer)