Form 10-Q
period 2000-09-30
SEMX CORP
filed 2000-11-14
CIK 880858

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

             (1) Yes [X] No [ ]

             (2) Yes [X] No [ ]

             The number of shares outstanding of the Registrant's sole class of common stock, $.10 par value, as of October 31, 2000 was 6,308,653 shares.

                                TABLE OF CONTENTS

                                                                        Page No

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Independent Accountant's Report                                   3

           Consolidated Balance Sheets at
           September 30, 2000 and December 31, 1999                          4

           Consolidated Statements of Income for the three months
           and nine months ended September 30, 2000 and 1999                 5

           Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999                          6

           Notes to Consolidated Financial Statements                     7-11

Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations                           12-15

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 6.    Exhibits and Reports on Form 8-K                                 15

           Signatures                                                       16

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

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of September 30, 2000, and the related consolidated statements of income for the three-month period and the nine-month period then ended, and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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

October 19, 2000

PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                        September 30,
                                                                                            2000             December 31,
                                                                                         (Unaudited)             1999
                                                                                         -----------             ----
ASSETS
Current Assets:
    Cash and cash equivalents                                                              $    455            $    416
    Accounts receivable, less allowance for doubtful accounts of
      $405 and $656, respectively                                                            12,294               7,700
    Inventories                                                                               7,667               5,903
    Prepaid expenses and other current assets                                                 1,568               1,024
    Deferred income tax assets                                                                  999                 999
                                                                                           --------            --------
    TOTAL CURRENT ASSETS                                                                     22,983              16,042
                                                                                           --------            --------

    Property, Plant and Equipment-at cost, net of accumulated depreciation and               39,308              34,837
      amortization of $21,997, and $18,309, respectively

    Other Assets-net of accumulated amortization
      Goodwill                                                                                8,681               8,573
      Technology rights and intellectual property                                             1,799                 897
       Other                                                                                  2,182               1,139
                                                                                           --------            --------

         TOTAL OTHER ASSETS                                                                  12,662              10,609
                                                                                           --------            --------

TOTAL ASSETS                                                                               $ 74,953            $ 61,488
                                                                                           ========            ========


LIABILITIES AND SHAREHOLDERS' EQUITY
    Current Liabilities:
    Accounts payable                                                                       $  6,083            $  4,262
    Accrued expenses                                                                          2,518               2,544
    Income taxes payable                                                                        355                 589
    Current portion of long-term debt and short term obligations                              1,864               1,893
    Current portion of obligations under capital leases                                       2,481               2,541
                                                                                           --------            --------

    TOTAL CURRENT LIABILITIES                                                                13,301              11,829
                                                                                           --------            --------

    Deferred income tax liabilities                                                           2,424               2,431
    Long-term debt                                                                            9,496               9,255
    Obligations under capital leases                                                          3,374               4,080
                                                                                           --------            --------

    TOTAL LIABILITIES                                                                        28,595              27,595
                                                                                           --------            --------

    Commitments and Contingencies

    Minority Interest in Subsidiary                                                           1,670               1,329
                                                                                           --------            --------

    REDEEMABLE PREFERRED STOCK:

    Preferred stock-$.10 par value; authorized 1,000,000 shares;
    Designated as Series B Preferred Stock: 100,000 shares authorized, issued
      and outstanding                                                                         9,007                --

    Common Shareholders' Equity:

    Common stock-$.10 par value; authorized 20,000,000 shares, issued
    6,606,003 and 6,396,241 shares, respectively                                                661                 640
    Additional paid-in-capital                                                               30,160              28,296
    Accumulated other comprehensive loss                                                       (945)               (611)
    Retained earnings                                                                         6,017               4,451
                                                                                           --------            --------

                                                                                             35,893              32,776
    Less: Treasury stock: 334,600 shares at cost                                               (212)               (212)
                                                                                           --------            --------

    TOTAL COMMON SHAREHOLDER'S EQUITY                                                        35,681              32,564
                                                                                           --------            --------

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                             $ 74,953            $ 61,488
                                                                                           ========            ========

                 See Notes to Consolidated Financial Statements
                                        4

                        SEMX CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  FOR THE THREE MONTHS                 FOR THE NINE MONTHS
                                                                    ENDED SEPTMBER 30,                  ENDED SEPTEMBER 30,
                                                                  2000              1999               2000              1999
                                                                --------          --------           --------          --------
REVENUE:
   Net Sales                                                    $ 13,916          $ 12,188           $ 38,589          $ 34,893
   Service Revenue                                                 5,186             4,170             14,587            12,406
                                                                --------          --------           --------          --------

   TOTAL REVENUE                                                  19,102            16,358             53,176            47,299
                                                                --------          --------           --------          --------

Cost of Goods Sold                                                10,299             7,247             26,605            22,041
Cost of Services Performed                                         3,893             3,269             11,023             9,583
                                                                --------          --------           --------          --------

   TOTAL                                                          14,192            10,516             37,628            31,624
                                                                --------          --------           --------          --------

Gross Profit                                                       4,910             5,842             15,548            15,675

Selling, General and Administrative Expenses                       3,963             3,569             11,282            10,258
                                                                --------          --------           --------          --------

OPERATING INCOME                                                     947             2,273              4,266             5,417

Gain on Sale of Connector Business                                  --                --                 --               8,430

Interest Expense                                                     372               442              1,248             1,653
                                                                --------          --------           --------          --------

INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY
INTEREST IN CONSOLIDATED SUBSIDIARY                                  575             1,831              3,018            12,194

Provision for Income Taxes                                           186               695              1,057             5,908
                                                                --------          --------           --------          --------

Income Before Minority Interest                                      389             1,136              1,961             6,286

Minority Interest in Income (Loss) of Consolidated Subsidiary         75               (30)               195               (24)
                                                                --------          --------           --------          --------

NET INCOME                                                           314             1,166              1,766             6,310

Preferred Stock Dividends and Accretion                              202              --                  256              --
                                                                --------          --------           --------          --------

Net Income Available to Common Shareholders                     $    112          $  1,166           $  1,510          $  6,310
                                                                ========          ========           ========          ========


Basic Income per Common Share                                   $   0.02          $   0.19           $   0.24          $   1.04
Diluted Income per Common Share                                 $   0.02          $   0.19           $   0.23          $   1.01

Weighted Average Number of Common
   Shares Outstanding
      Basic                                                        6,256             6,048              6,185             6,043
      Diluted                                                      6,580             6,281              6,607             6,262


                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                            For the nine Months Ended
                                                                                                 September 30,
                                                                                            2000                1999
                                                                                            ----                ----
Cash flows from operating activities:
   Net income                                                                             $  1,766            $  6,310
   Adjustments to reconcile net income to net
        Cash provided by operating activities:
        Gain on sales of connector business                                                    ---              (8,430)
        Depreciation and amortization of property and equipment                              4,155               3,771
        Other amortization                                                                     474                 481
        Deferred income taxes                                                                   (7)               (357)
        Minority interest                                                                      195                 (24)
        Changes in operating assets and liabilities:
        Increase in accounts receivable                                                     (4,527)             (1,879)
        Increase in inventories                                                             (1,663)               (881)
        (Increase) decrease in prepaid expenses and other current assets                      (541)              5,640
        Increase (decrease) in accounts payable                                              1,937              (1,235)
        Increase in accrued expenses                                                            19                 238
        Increase (decrease) in income taxes payable                                           (262)                877
                                                                                          --------            --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,546               4,511
                                                                                          --------            --------

Cash flows from investing activities:
   Purchase of property and equipment                                                       (7,009)             (1,732)
   Proceeds from sale of connector business                                                    ---              22,191
   Increase in other assets                                                                   (581)               (687)
   Acquisitions, cash portion                                                               (1,737)               --
                                                                                          --------            --------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 (9,327)             19,772
                                                                                          --------            --------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                     373                  38
   Proceeds from long-term debt                                                              1,523                --
   Borrowings (repayments)  under revolving credit facilities                                  967              (6,173)
   Net Proceeds from issuance of Preferred Stock                                             9,100                --
   Payments under capital leases                                                            (1,907)             (2,017)
   Payments of Series B Preferred Stock Dividends                                             (201)               --
   Payments under long term debt                                                            (2,003)            (15,558)
                                                                                          --------            --------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  7,852             (23,710)
                                                                                          --------            --------

   Effect of exchange rate change on cash                                                      (32)                 60
   Net increase in cash                                                                         39                 633
   Cash at beginning of period                                                                 416               1,141
                                                                                          --------            --------

   Cash at end of period                                                                  $    455            $  1,774
                                                                                          ========            ========


   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
      FINANCING ACTIVITY:

        Machinery and equipment, net of trade-in, acquired under capital leases           $  1,151            $    900
        Intellectual property rights acquired with restricted common stock                $  1,000            $     --
        Acquisition finders fee paid with non qualified stock options                     $    426            $     --


                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at September 30, 2000 and the Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999 and Cash Flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 1999 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The financial statements included herein for the three and nine month periods ended September 30, 2000 have been reviewed in accordance with statement on Auditing Standards No. 71 by the Company's independent accountants. The comparative financial statements for December 31, 1999 have been reclassified to conform to the current period's presentation.

NOTE 2.  EARNINGS PER SHARE

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options and warrants. Net income available to common shareholders reflects preferred stock dividends payable and accretion on the Company's Redeemable Preferred Stock.

NOTE 3.  ACQUISITIONS AND DISPOSITIONS

Acquisitions:

On April 10, 2000, the Company's Polese Company subsidiary acquired the assets of Advanced Packaging Concepts ("APC"), a Vista, CA based manufacturer of ceramic packages for the wireless markets, in a business combination accounted for as a purchase. Polese Company acquired the assets and assumed selected liabilities of APC for $1,300 in cash, which was financed in part by a $1,000 interim term loan that was repaid during the second quarter of 2000. In addition, Polese Company paid approximately $120 in costs associated with the acquisition of APC. The fair value of assets acquired, including approximately $695 allocated to goodwill, amounted to approximately $1,300 and liabilities assumed amounted to $1,000. In a companion transaction, associated intellectual property rights were acquired for approximately 95 shares of restricted SEMX common stock, valued at $1,000. The transaction provides the sellers of APC a royalty of 2 1/2 % against future sales to certain existing customers for a period of 3 years. At closing, the Company advanced a total of $150 to the sellers against this royalty. The Company vacated the Vista premises as of July 31, 2000 and has completed the integration of APC's operations into Polese Company's existing facilities as of October, 2000.

On May 1, 2000, the Company's Polese subsidiary purchased the technology and assets of Engelhard Corporation's ("Engelhard") electroless gold plating business in Anaheim, CA for total cash consideration of $317. In addition, a finders fee consisting of Non Qualified Stock options to purchase 40 shares of SEMX Common, valued at $426 was recorded. The fair value of assets acquired, including $426 allocated to goodwill, amounted to $743. Electroless gold plated deposits satisfy manufacturing requirements for wire bonding, die-attachment and corrosion resistance, but eliminate many of the design restrictions brought about by conventional electrolytic gold plating. Polese Company vacated the Anaheim premises as of July 31, 2000 and has completed the integration of the electroless gold plating operations into Polese Company's existing facilities as of October 2000.

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

NOTE 4.  INVENTORY

Inventories consisted of the following:

                               September 30, 2000            December 31,
                                    (Unaudited)                 1999
                                    -----------                 ----

Precious Metals                       $1,329                   $1,243
Non Precious Metals                    6,338                    4,660
                                      ======                   ======
                                      $7,667                   $5,903
                                      ======                   ======


Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 5.  REDEEMABLE PREFERRED STOCK

On June 1, 2000, the Company received $10,000 in gross proceeds from Series B Redeemable Preferred Stock from a group led by ACI Capital Co ("ACI"). Attached to the instrument were warrants to purchase 1 million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subject to a reset provision dependent on the underlying market price of SEMX Common Stock, with a floor of $7.00 per share. On the accompanying Balance Sheet, a value of $250 was assigned to the warrants and an initial value of $9,750 was assigned to the redeemable preferred stock. The $250 value assigned to the warrants was credited to additional paid in capital and will be accreted to the value of the Series B Preferred Stock over the five year term. The Company paid approximately $900 in investment banking, financing, legal and accounting fees in conjunction with the offering. A total of $800 of the fees associated with the offering were accounted for as a reduction in the carrying value of the preferred stock on the accompanying balance sheet and will be accreted to the value of the Series B Preferred Stock over the five year term. The remaining $100 costs were allocated to expenses of issuing the warrants and were charged to paid in capital. Of this total approximately $300 was paid to a firm affiliated with John Moorhead, who is a member of the SEMX Board of Directors for services rendered in assistance with the financing. Additionally, warrants to purchase an aggregate 60 shares of SEMX common stock at an exercise price of $7.00 per share were issued to an investment banking firm; a firm associated with John Moorhead; and certain other individuals. The Series B Preferred Stock is subject to mandatory redemption in 5 years for $10,000 and cash dividends are payable semiannually at a rate of 6%, and in preference to any dividends on the Company's Common Stock, and are subject to successive rate increases in the event of uncured late dividend payments or other events of default. The Liquidation Preference of the Series B Preferred Stock is equal to the stated value plus accrued and unpaid dividends to the date of liquidation. The Series B Preferred Stock granted ACI the right to add two directors to the SEMX Board of Directors.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were:

                                                            Three Months Ended                    Nine Months Ended
                                                        September 30,    September 30,    September 30,     September 30,
                                                             2000            1999             2000              1999
                                                           -------          -------         -------           -------
Net Income                                                 $   314          $ 1,166         $ 1,766           $ 6,310
Foreign currency translation adjustments, net of  taxes       (365)             159            (334)             (147)
                                                           -------          -------         -------           -------
Total Comprehensive Income (Loss)                          $   (51)         $ 1,325         $ 1,432           $ 6,163
                                                           =======          =======         =======           =======


NOTE 7.  SEGMENT INFORMATION

The Company operates primarily in two industry segments, the Materials Group and the Services Group. The tables below present information about reported segments:

                                                                        Corporate and
      Nine Months Ended                       Materials      Services    Reconciling    Consolidated
      September 30, 2000                        Group         Group         Items           Total
      ------------------                        -----         -----         -----           -----
Revenue                                        $ 38,589      $ 14,587                     $ 53,176
Cost of goods sold and services performed        26,605        11,023                       37,628
                                               --------      --------                     --------

Gross profit                                     11,984         3,564                       15,548
Operating expenses                                8,374         2,908                       11,282
                                               --------      --------                     --------

Income from operations                         $  3,610      $    656                     $  4,266
                                               ========      ========                     ========

Segment assets                                 $ 85,375      $ 38,958      $(49,380)      $ 74,953
                                               ========      ========      ========       ========

Capital expenditures                           $  4,071      $  2,938                     $  7,009
                                               ========      ========                     ========

Depreciation and amortization expense          $  2,283      $  2.346                     $  4,629
                                               ========      ========                     ========


                                                                        Corporate and
         Nine  Months Ended                    Materials     Services    Reconciling     Consolidated
         September 30, 1999                      Group         Group        Items           Total
         ------------------                      -----         -----        -----           -----
Revenue                                        $ 34,893      $ 12,406                     $ 47,299
Cost of goods sold and services performed        22,041         9,583                       31,624
                                               --------      --------                     --------

Gross profit                                     12,852         2,823                       15,675
Operating Expenses                                7,223         3,035                       10,258
                                               --------      --------                     --------

Income (loss) from operations                  $  5,629      $   (212)                    $  5,417
                                               ========      ========                     ========

Segment assets                                 $ 68,569      $ 33,469      $(40,829)      $ 61,209
                                               ========      ========      ========       ========

Capital expenditures                           $  1,663      $     69                     $  1,732
                                               ========      ========                     ========

Depreciation and amortization expense          $  1,972      $  2,280                     $  4,252
                                               ========      ========                     ========

                                                                            Corporate and
         Three Months Ended                       Materials     Services     Reconciling     Consolidated
         September 30, 2000                         Group         Group       Items             Total
         ------------------                         -----         -----       -----             -----
Revenue                                           $ 13,916      $  5,186                     $ 19,102
Cost of goods sold and services performed           10,299         3,893                       14,192
                                                  --------      --------                      --------

Gross profit                                         3,617         1,293                        4,910
Operating expenses                                   2,973           990                        3,963
                                                  --------      --------                      --------

Income from operations                            $    644      $    303                     $    947
                                                  ========      ========                     ========

Segment assets                                    $ 85,375      $ 38,958      $(49,380)      $ 74,953
                                                  ========      ========      ========       ========

Capital expenditures                              $  1,519      $  1,602                     $  3,121
                                                  ========      ========                     ========

Depreciation and amortization expense             $    830      $    821                     $  1,651
                                                  ========      ========                     ========


                                                                            Corporate and
          Three Months Ended                      Materials      Services    Reconciling     Consolidated
          September 30, 1999                        Group         Group         Items           Total
          ------------------                        -----         -----         -----           -----
Revenue                                           $ 12,188      $  4,170                      $ 16,358
Cost of goods sold and services performed            7,247         3,269                        10,516
                                                  --------       --------                     --------

Gross profit                                         4,941           901                         5,842
Operating Expenses                                   2,594           975                         3,569
                                                  --------       --------                     --------

Income (loss) from operations                     $  2,347      $    (74)                     $  2,273
                                                  ========      ========                      ========

Segment assets                                    $ 68,569      $ 33,469       $(40,829)      $ 61,209
                                                  ========      ========       ========       ========

Capital expenditures                              $  1,000      $     36                      $  1,036
                                                  ========      ========                      ========

Depreciation and amortization expense             $    406      $  1,000                      $  1,406
                                                  ========      ========                      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Third quarter and first nine months 2000 compared to third quarter and first nine months 1999

REVENUE:

Total revenue for the third quarter, 2000 of $19,102,000 increased $2,744,000 or 17% as compared to the third quarter 1999. Total revenue for the first nine months of 2000 of $53,176,000, increased $5,877,000 or 12% as compared to the similar 1999 period. First nine months 1999 included sales of $2,122,000 from the Company's connector business, ("Retconn") through the February 1999 disposition date. Excluding Retconn sales, total revenue for the first nine months 2000 increased $ 7,999,000 or 18% compared to the similar 1999 period.

The Company's Materials Group's third quarter 2000 sales of $13,916,000 increased $1,728,000, or 14%, from the third quarter 1999, primarily due to increased sales of gold wire at SPM. SPM's third quarter 2000 sales increased by $1,124,000 or 34% as compared to the comparable 1999 period. Polese Company's third quarter 2000 sales increased by $604,000 or 7% as compared to the prior year period reflecting improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new products in the first quarter 2000. The first nine months 2000 sales of the Materials Group, excluding Retconn increased by $5,818,000 or 18% over the similar prior year period. Polese's nine months sales of $25,589,000 have increased $2,585,000 or 11% from 1999 levels, due to improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new products in the first quarter 2000, offset by the disruptions in the second quarter. The increase in SPM's first nine months 2000 sales to $13,000,000 from $9,767,000 in the prior year period, was primarily due to increased shipments of gold wire as well as increased sales from the overseas locations.

The Company's Services Group third quarter 2000 revenues increased $1,016,000 or 24% as compared to the third quarter 1999 reflecting strong performance at the Group's Singapore operation, ISP. First nine months 2000 sales increased by $2,181,000 or 18% over the comparable period of 1999. The Services Group revenue increase for both the quarter and nine month period, was the result of an increase in the demand for reclaimed wafers, primarily at ISP, with improvements also taking place at the Group's ASP U.S. and European operations.

The Company does a significant amount of international business, both from its domestic locations, as well as through overseas manufacturing locations. Direct sales of the Company's products into foreign markets, as a percentage of consolidated revenue ("foreign sales percentage") during the first nine months of 2000 was 27%, as compared to 25% for the prior year period. This compares to foreign sales percentages of 22% for the third quarter 2000 and 19% for the third quarter 1999. The Company has foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L."), in Malaysia, SPM(M) SDN.BHD ("SPM(M)") and in Singapore, ISP. During the third quarter 2000, the Company derived revenue from ASP B.V. of $705,000, from S.A.R.L. of $224,000, from SPM(M) of $204,000, and from ISP of
$1,459,000. During the first nine months of 2000, the Company derived revenue from ASP B.V. of $2,394,000, from S.A.R.L. of $637,000, from SPM(M) of $684,000, and from ISP of $3,609,000. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L., SPM(M) and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, Ringits and Singapore Dollars, respectively, and constitute a foreign sales percentage of 14% in third quarter and 14% in the first nine months of 2000.

The Company's consolidated backlog as of September 30, 2000 was approximately $26,839,000 compared to backlog of approximately $19,459,000 at September 30, 1999 and $17,184,000 at December 31, 1999. The increase in consolidated backlog during 2000 was led by Polese's increase from approximately $8,117,000 at December 31, 1999 to approximately $17,270,000 at September 30, 2000. Backlog at ASP has improved significantly from approximately $5,628,000 since at the beginning of year to approximately $7,458,000 at September 30, 2000. The backlog for SPM has decreased approximately $1,330,000 from beginning of year levels, to $2,111,000 at September 30, 2000. Approximately 28% of the consolidated backlog at September 30, 2000 includes orders that are not expected to be shipped within one year. The Company expects the consolidated backlog to remain strong for the remainder of 2000.

GROSS PROFIT:

Gross profit of $4,910,000 for the third quarter 2000 decreased $932,000, or 16%, from the third quarter 1999. Excluding Retconn, first nine months 2000 gross profit increased by $581,000 or 4% from the comparable 1999 period. The Materials Group's third quarter 2000 gross profit of $3,617,000 decreased $1,324,000 or 27% compared to the third quarter 1999. The Materials Group's gross profit decrease reflects disruptions at Polese Company due to the integration of the APC and Englehard businesses, as well as less than expected yields due to transitions involved with shifting production towards assembled thermal management products. As a result of the above, the Materials Group's gross margin decreased from 41% in last years third quarter to 26% in the third quarter 2000. The Service Group's third quarter 2000 gross profit of $1,293,000 increased $392,000 or 44% as compared to the comparable periods in

1999 primarily due to increased sales. The Services Group's third quarter 2000 gross margin of 25% increased from the third quarter 1999 gross margin of 22% primarily due to improved performance at ISP.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the third quarter 2000 increased $394,000, or 11% from the comparable 1999 period. The increase in SG&A during the third quarter 2000 was primarily due to increased sales. SG&A expenses as a percentage of revenue decreased slightly from 22% in the third quarter 1999 to 21% for the third quarter 2000. Excluding Retconn, SG&A expense for the first nine months of 2000 increased $1,424,000 or 14% over the first nine months of 1999, reflecting an 18% increase in sales for the first nine months of 2000 over comparable prior year period.

GAIN ON SALE OF CONNECTOR BUSINESS

Income before Provision for Income Taxes and Minority Interest for the first nine months of 1999 include a gross gain on the sale of the Company's Connector Business on February 19, 1999 of $8,430,000.

INTEREST EXPENSE (NET):

Net interest expense for the third quarter 2000 decreased $70,000 from the third quarter 1999. Net interest expense for the first nine months of 2000 decreased $405,000 from the similar period last year. The decrease in net interest expense is due to reduced debt levels from February 19, 1999 forward due to the principal repayments from proceeds from the sale of the Connector business and lower borrowing rates.

PROVISION FOR INCOME TAXES:

A provision of $186,000 for income taxes has been recorded at an effective rate of 32% for the third quarter of 2000 as compared to a provision of $695,000 at an effective rate of 38% for the third quarter of 1999. A provision of $1,057,000 at an effective rate of 35% for income taxes has been recorded for the first nine months of 2000 as compared a provision of $5,908,000 at an effective rate of 48% for the first nine months of 1999. The lower effective rates utilized in the 2000 periods reflect state investment credits and Federal R&D tax credits. The provision for the first nine months of 1999 includes taxes of $4,527,000 associated with the gain on the sale of the Connector business.

MINORITY INTEREST:

The Company has a 50.1% interest in the Services Group's Singapore based ISP operation. In accordance with generally accepted accounting principles the Company fully consolidates the operating results of ISP and then, excludes 49.9% of ISP's net income or loss from its consolidated net income, reflecting the minority owner's share in ISP's results. In the first nine months and the third quarter of 2000, the Company has excluded from net income, $195,000 and $75,000 respectively, reflecting the minority owners share of ISP's income, net of tax. In the first nine months and third quarter of 1999, the Company's net income excludes losses of $24,000 and $30,000 respectively, associated with ISP, net of tax.

NET INCOME:

As a result of the above, net income of $314,000 for the third quarter 2000 decreased by $852,000 from the third quarter 1999. Excluding an after tax gain on the sale of the Connector business of $3,903,000 in the first nine months of 1999, net income from continuing operations increased by $641,000 for the first nine months of 2000 as compared to the similar 1999 period.

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS

Net income available to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income per common share and reflects dividends payable to Preferred Stockholders and accretion of the carrying value of the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $67,000 per month representing dividends payable and accretion related to the Series B Preferred Stock.

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

Summary of 2000 Activity

At September 30, 2000, the Company had cash and cash equivalents of $455,000 and had an available balance on its revolving credit facility of $6,363,000 as compared to $1,774,000 and $500,000 respectively at September 30, 1999.

Net cash provided by operating activities in the first nine months of 2000 amounted to $1,546,000 as compared to $4,511,000 in the first nine months of 1999. Cash provided by operations decreased compared to the first nine months of 1999 principally as a result of first nine months operating income and working capital changes.

Cash used by investing activities amounted to $9,327,000 in the first nine months of 2000. The Company completed the acquisition of the assets of APC on April 1, 2000 and Englehard on May 1, 2000. On February 19, 1999 the Company completed the sale of its Connector business and realized cash proceeds of $22,191,000. During the nine months ended September 30, 2000 and 1999, the Company invested $7,009,000 and $1,732,000, respectively, in property and equipment. This investment excludes $1,151,000 in the 2000 period and $900,000 in the 1999 period for equipment acquired under capital leases.

Net Cash provided by financing activities amounted to $7,852,000 in the first nine months of 2000 as compared to cash used of $23,710,000 during the 1999 period. On June 1, 2000 the Company realized net proceeds of approximately $9,100,000 from the issuance of Series B Preferred Stock. During the first nine months of 2000 the Company repaid $2,003,000 under a term loan and bridge loan facilities and borrowed $967,000 under its Bank revolving line of credit. In addition, the Company made payments of $1,907,000 under capital lease obligations. On September 30, the Company paid a semi-annual cash dividend to the holders of Series B Preferred in the amount of $201,000.

Factors Affecting Future Liquidity

On June 1, 2000, the Company received $10,000,000 in gross proceeds from the issuance of Series B Redeemable Preferred Stock to a group led by ACI . Attached to the instrument were warrants to purchase 1 million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subject to a reset provision dependent on the underlying market price of SEMX Common Stock, with a floor of $7.00 per share. The Company paid approximately $900,000 in investment banking, financing, legal and accounting fees in conjunction with the offering. Of this total approximately $300,000 was paid to a firm affiliated with John Moorhead, who is a member of the SEMX Board of Directors for services rendered in assistance with the financing. Additionally, warrants to purchase an aggregate 60,000 shares of SEMX common stock at an exercise price of $7.00 per share were issued to an investment banking firm; a firm associated with John Moorhead; and certain other individuals. The Series B Preferred Stock is subject to mandatory redemption in 5 years and cash dividends are payable semiannually at a rate of 6%, subject to successive rate increases in the event of uncured late payments or events of default. The Series B Preferred Stock granted ACI the right to add two directors to the SEMX Board of Directors.

On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank. The Credit Facility replaced the existing revolving credit and interim term loan facilities which the Company had with First Union and Fleet. The Credit Facility, which has a three year term, consists of a formula based $8,500,000 revolving credit facility and a $6,234,000 term loan which are secured by substantially all of the Company's domestic assets. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,300,000 US) is reserved for issuance of a standby letter of credit in support of the Company's continuing guarantee of ISP's debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of any outstanding debt on the term loan is due on October 31, 2002.

In August 2000 the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,900,000 US) in term and overdraft borrowings secured by ISP's property and equipment and partially guaranteed by the Company. In conjunction with the refinancing the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,900,000 US) to S$4,000,000 (approximately $2,300,000 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000,000

Singapore dollars issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, Keppel Tatlee Bank could draw down the S$4,000,000 standby letter of credit provided by the Company's Bank.

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

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years from May 1993, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During the first nine months of 2000, the Company charged against operations a total of $169,000 under this agreement.

The Company continually seeks to broaden its product lines by various means, including through acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

An investigation by the Securities and Exchange Commission ("SEC) into certain sales of the Company's common stock during 1996 is continuing. As a general matter, the SEC takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Company and any corporate personnel involved have cooperated fully with the SEC in its investigations.

Item 6.  Exhibits and Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SEMX CORPORATION

  Date: November 13, 2000                      By: /s/ Gilbert D. Raker
                                                   --------------------

                                            Name:  Gilbert D. Raker

                                            Title: Chairman of the Board
                                                     and Chief Executive Officer

  Date: November 13, 2000                      By: /s/ Mark A. Koch
                                                   ----------------

                                            Name:  Mark A. Koch

                                            Title: Controller and Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)