Form 10-K
period 2000-12-31
SEMX CORP
filed 2001-03-23
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark one)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 1-10938


                                SEMX CORPORATION
                    (Name of Business Issuer in Its Charter)


                 Delaware                            13-3584740
                 ----------------------------------------------
      (State or other jurisdiction of               (IRS Employer
       incorporation or organization)           Identification Number)

                  1 Labriola Court
                  Armonk, New York                    10504
                  -----------------------------------------
       (Address of principal executive offices)    (Zip Code)

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     The Exhibit Index is located on page 18

At March 19, 2001 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $25,042,130.

At March 19, 2001 the Registrant had 6,322,278 shares of Common Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date, the Registrant held 334,600 shares of Common Stock in treasury.


                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                       Parts Into Which Incorporated

Portions of the Definitive                     Part III. Item 10, 11, 12 and 13
Proxy Statement prepared in
connection with the Company's
2001 Annual Meeting of Stockholders
which will be held on May 8, 2001.

                                     PART I

ITEM 1: BUSINESS

(a) General. SEMX Corporation consists of a Delaware corporation and its wholly owned and majority owned subsidiaries (collectively the "Company"). The Company principally manufactures proprietary thermal management materials, microelectronic ceramic packages and interconnect products for critical components that enable the growth of high bandwidth fiber optic communication systems, wireless base stations and fixed wireless radio systems, Internet servers and routers and other specialized microelectronic devices through its Microelectronic Packaging (formerly known as "Materials") Group. The Company's Wafer Reclaim Services (formerly known as "Services") Group reclaims silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia, making it a wafer reclaim service with a worldwide presence.

At the end of fiscal 2000, the Company's Microelectronic Packaging Group consisted of the operating division of the parent company Semiconductor Packaging Materials Company ("SPM") and its subsidiaries, Polese Company, Inc. ("Polese"), Semiconductor Materials S.A.R.L. ("S.A.R.L." and SPM(M) SDN.BHD ("MSDN.BHD"). The Microelectronic Packaging Group primarily designs, develops, manufactures and markets metal matrix heat dissipation products, assembled products and components, which include a high proportion of proprietary ceramic materials that utilize heat dissipation products, bonding wire, precision metal stampings, seal frames, tape on reel packaged products and other specialty products and materials. Such products are incorporated into electronic components used in Internet servers and routers, wireless products, automotive control systems, fiber optic packages and thermal management components for the RF industry. The Company also serves related markets outside of the electronics industry. The Company's products are sold through internal sales personnel and a network of independent sales representatives, principally to manufacturers and assemblers of electronic devices.

The Company's Wafer Reclaim Services group consists of its American Silicon Products, Inc. ("ASP") and American Silicon Products B.V. ("ASP B.V.") subsidiaries and a majority owned Singapore corporation, International Semiconductor Products Pte Ltd. ("ISP"). Each provide silicon wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication. ISP is 50.1% owned by the Company.

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

(b) Financial Information about Industry Segments. The Company has operated in two industry segments: microelectronic packaging and wafer reclaim services, during each of its last three years.

(c) Narrative Description of Business. SEMX Corporation manufactures proprietary thermal management materials, microelectronic packages and products, and interconnect components in its Microelectronic Packaging Group for its target markets - the fiber optic, wireless and Internet infrastructure industries. It is committed to leveraging its strengths in advanced materials technology and microelectronics assembly through vertical and horizontal integration and will continue to enhance its capabilities through internal development and acquisition of synergistic technologies. The Corporation's Wafer Reclaim Services Group reclaims silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia.


SEMX's microelectronic materials and packaging products are critical components in the systems that enable the growth of high bandwidth fiber optic communication systems, wireless base stations and fixed wireless radio systems, Internet servers and routers as well as automotive, medical and general microelectronic devices and systems. The Corporation has built strong core competencies in material science, engineering and manufacturing.

PRODUCTS

Thermal Management - Thermal management products are used to conduct heat away from critical areas of electronic components. Polese utilizes a patented, proprietary method to manufacture copper/tungsten heat dissipation products. The Company has developed or acquired a family of other metal matrix composites to become a full service provider of thermal management solutions.

Ceramic Packaging - Multi-layer ceramic technology is used for packaging and housing of high performance microelectronic devices. Custom and standard designs provide mechanical protection, manage heat and enable electrical interconnection.

Wire, Stampings and Tape on Reel Products - The Company manufactures bonding wire that is used to conduct electrical signals between two points of a circuit and produces precision metal stampings out of various metals for interconnect or heat dissipation purposes. Tape on reel packaging is produced to support surface mount assembly operations.

Silicon Wafer Polishing and Reclaiming Services - ASP, ASP B.V. and ISP offer a variety of high tech, state-of-the-art wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication.

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

The SPM operating unit makes extensive use of precious metals, including gold, as raw materials in the manufacture of certain products. Substantially all of SPM's gold requirements are currently purchased from Fleet Precious Metals ("Fleet") pursuant to a consignment agreement. [See Management's Discussion and Analysis of Financial Condition and Results of Operations].

PRODUCTION PROCESS

Products manufactured to customer specifications account for almost all of the Company's total revenues.

The manufacturing process for metal matrix composite thermal management consists of manufacturing a tool and die for the specific part, pressing the powdered materials in a powdered metal press, sintering the parts in a furnace, and machining them to the customer's specifications. The parts are then cleaned, plated, tested and packaged for shipment.

For ceramic packaging, customer circuitry is transferred using metallic ink paste on alumina tape to create arrays of circuits. These tapes are laminated and fired at high temperature.

Wire and metal ribbon are manufactured by casting pure metals with selected additives into cylindrical shapes which are then drawn through a series of diamond dies to progressively reduce the metal to a finished size. Wire is then either annealed in batches or strands. Metal ribbon is made by rolling wire into a flat shape or by slitting strip into narrow widths.

The manufacturing process for stamping consists of casting specific metals or alloy combinations into ingots which are passed through a series of rolling mills to meet specified thickness requirements, and then slit to specified widths. The material is stamped in a press that contains the die for the customer's part.

Silicon wafer polishing and reclaiming services begin with incoming inspection of customer wafers. The wafers are sorted for reclaim suitability and conformance to customer specifications. The wafers are then processed to remove all diffusions and deposited layers, polished and cleaned. All cleaning is done in certified clean rooms utilizing deionized water.

OPERATING HOURS

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

QUALITY CONTROL

The Company utilizes extensive in-house statistical process quality control procedures ("SPC"), and employs 56 persons engaged full-time in quality control functions.

The Company is certified ISO 9000 (an international quality standard for the European community) at five of its operations, and holds various quality awards throughout the industries it serves. The Company believes that its ISO 9000 certifications are important in establishing the Company as a world class supplier and greatly aids the Company in penetrating markets for the Company's products throughout the world. The Company is also designated as a "Q-1" supplier by The Ford Motor Company. SPM is QS 9000 Quality certified. The Company believes that QS 9000 certification is important to the Company's status as a world class supplier, especially within the automotive industry.

MARKETING AND SALES

The Company engages independent sales representatives in various regions throughout the United States, Europe, Asia, the Far East and South America. Pursuant to agreements with these representatives, such representatives are prohibited from carrying a line of products that compete with the Company's products. The Company believes that additional sales representatives are available, if required.

The Company also currently employs inside sales and marketing personnel who are responsible for direct sales to the Company's customers. The Company's sales personnel also work closely with customers to solicit future orders and to render technical assistance and advice. Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company also advertises in trade publications, primarily in the United States.

PRODUCT AND PROCESS DEVELOPMENT

Although the Company does some product and process development, the majority of these activities are customer directed and related. These services are factored into the price that is charged to the customer. In recent years, these efforts have led to the development of various new proprietary products and processes.

CUSTOMERS

The Company's products are sold principally to customers servicing the high end Internet server and router, wireless communications, automotive, aerospace, military, medical and semiconductor industries. The Company's customers include Agilent, Alcatel, Analog Devices, Chartered Semiconductor, Chows Electronics, Cirent Technologies, Cisco Systems, Delphi Automotive Systems, Egide, Harris, Hewlett-Packard, IBM, Interpoint, JDS Uniphase, Kyocera America, LM Ericsson, Lockheed, Lucent Technologies, Medtronic, Motorola, National Semiconductor Corporation, Northern Telecom, Olin Aegis, Philips Electronics, SONY, ST Microelectronics, Sun Microsystems,

Teledyne Technologies, Texas Instruments, Triton Network Systems, Tyco Electronics, Visteon Automotive Systems, WaferNet and Winbond.

For the years ended December 31, 2000 and 1999, sales of the Company's products to the Company's five largest customers accounted for approximately 36% and 41%, respectively, of the Company's revenues. For the year ended December 31, 2000, one customer accounted for approximately 16% of the Company's total revenues, whereas for the year ended December 31, 1999, two customers accounted for approximately 21% and 10% of the Company's total revenues.
The Company does not maintain contracts with many of its customers and generally sells its products pursuant to customer purchase orders. Certain of the customers purchase orders provide for annual requirements of a particular product. A substantial portion of the Company's orders for products which include precious metals provide that the initial price quotation is adjusted to reflect any changes in the price of precious metals at the time of shipment.

For the years ended December 31, 2000 and 1999, direct sales of the Company's products into foreign markets accounted for approximately 28% and 24%, respectively, of the Company's consolidated revenues. The Company believes that a portion of its revenues will continue to be derived from the sale of its products in foreign markets. These revenues will be subject to risks associated with foreign sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and export quotas and other trade restrictions. The Company is not aware of any foreign tariffs with respect to products marketed by the Company. Although export sales are subject to certain governmental restrictions, the Company has not experienced any difficulties with foreign or domestic trade restrictions.

BACKLOG

At December 31, 2000 and 1999, the Company's backlog of orders was approximately $35,833,000 and $17,184,000, respectively. Certain orders in the backlog may be canceled under certain conditions without significant penalty to the customer. The Company believes that the majority of the Company's backlog of orders existing as of December 31, 2000 will be shipped over the next twelve months.

COMPETITION

The market for the Company's products is highly competitive. The Company competes with numerous well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than the Company and have established reputations for success in the development, sale and service of products. Competitors include many of the major companies engaged in parts manufacturing for the microelectronics and semiconductor industries.

The Company believes it maintains competitive advantages in customer response time, pricing and quality. The Company also believes that it is one of a limited number of manufacturers that produces all of its primary products and services and that this capability creates an advantage in the marketing of products to customers that seek to limit the total number of their suppliers.

PATENTS AND PROPRIETARY INFORMATION

The Company's ability to compete effectively may be materially dependent upon the proprietary nature of its technologies. The Company has fifteen patents, with five additional patents pending, which protect various Company products and/or processes.

The Company relies on proprietary know-how and employs various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection and there can be no assurance that others will not independently develop such processes, concepts, ideas and documentation. Although the Company has, and expects to have, confidentiality agreements with its employees, there can be no assurance that such arrangements will adequately protect the Company's trade secrets.

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

Various laws and regulations that relate to safe working conditions are applicable to the Company, including the Occupational Safety and Health Act. The Company believes it is currently in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions. The Company believes that the cost of compliance with such government and environmental regulations is not material.

EMPLOYEES

As of December 31, 2000, the Company employed approximately 878 persons. All manufacturing personnel are paid on an hourly basis. The majority of employees are employed full-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

ITEM 2: PROPERTIES

The Company's executive offices and SPM's manufacturing facility are located in a Company-owned 43,700 square foot building in Armonk, New York. SPM leases a 3,000 square foot facility in Casablanca, Morocco to supply various products to North Africa and Europe and leases a 3,440 square foot facility in Penang, Malaysia to supply the Asian markets. All of SPM's facilities are suitable for the Company's current needs and are well maintained and in good condition.

In San Diego, California, Polese leases approximately 24,211 square feet of industrial space at 10103 Carroll Canyon Road, 34,615 square feet at 10111 Carroll Canyon Road and 22,976 square feet at 10121 Carroll Canyon Road. In December 2000, Polese purchased the Miralani Business Park building located on
3.3 acres at 8680 Miralani Drive, San Diego, California where the Company houses its plating operation. The building is approximately 34,240 square feet and Polese currently utilizes approximately 60% of the building's capacity. The remaining 40% of the building is leased out on a month-to-month basis and is available for future expansion. The facilities are suitable for the Company's current and future needs. The properties are well maintained and are in good condition.

ASP owns a 28,000 square foot facility in Providence, Rhode Island. ASP currently utilizes approximately 85% of the building's production capacity and believes the facility is suitable for the Company's current needs. The property is well maintained and is in good condition. On November 17, 2000, ASP purchased a 3,832 square foot building located at 10 Cross Street near its Providence, Rhode Island operation. It is being used for copper reclaim and as additional warehouse space.

ASP B.V.'s operations are located in a Company-owned facility of approximately 25,800 square feet at Achterdijk 8, 5705 CB, Helmond, Netherlands. The Helmond facility is suitable for the Company's current needs and is operating at approximately 70% of its productive capacity. The facility consists of production, office and warehouse space and is well maintained and in good condition.

ITEM 3: LEGAL PROCEEDINGS

The Company is subject to claims and suits in the ordinary course of business. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company.

An investigation by the Securities and Exchange Commission ("SEC") into certain sales of the Company's common stock during 1996 is continuing. As a general matter, the SEC takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Company and any corporate personnel involved have cooperated fully with the SEC in its investigations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matter was submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the NASDAQ National Market (Ticker Symbol:
SEMX). The prices of the Company's Common Stock for each quarter during 2000 and 1999 were as follows:

                                                     2000                               1999
                                                     ----                               ----

                                            High              Low              High              Low
1st Quarter.........................       $14-1/4           $6-3/4           $4-3/4            $1-3/8
2nd Quarter.........................        12-3/8            6-3/4            3-3/8             1-1/2
3rd Quarter.........................        8-5/8             5                6-1/2             3-1/8
4th Quarter.........................       $7-5/8            $3-1/2           $8                $5-1/16

As of March 19, 2001 there were approximately 95 holders of record of the Company's Common Stock. On March 19, 2001, the high and low bid price of the Common stock was $5 and $4-5/8 per share, respectively. The Company paid no dividends on its Common Stock in 2000 or 1999.

On March 26, 1999, the Company's Board of Directors unanimously adopted a shareholders rights plan (the "Rights Plan"), commonly referred to as a poison pill. Under the Rights Plan, as amended in June, 2000, shareholders of record on June 15, 1999 (unless excepted under the terms of the Rights Plan), until the distribution date, will receive rights to purchase a unit consisting of one one-thousandth of a Series of Preferred Shares of the Company at $50 per unit.

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

ITEM 6: SELECTED FINANCIAL DATA


                                                                     Year Ended December 31,

(In thousands except per
share amounts)                             1996              1997             1998              1999             2000
---------------------------------------------------------------------------------------------------------------------------
Operating Data:
     Revenue                              $  46,027        $  71,076         $  65,903        $  63,524         $  74,089
---------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                    $   3,805        $   3,793         $ (11,958)       $   7,383         $   2,614
---------------------------------------------------------------------------------------------------------------------------
Amounts Per Common Share:
---------------------------------------------------------------------------------------------------------------------------
     Basic                                $     .64        $     .62         $  (1.98)        $    1.22         $     .34
---------------------------------------------------------------------------------------------------------------------------
     Diluted                              $     .62        $     .61         $(  1.98)        $    1.19         $     .32
---------------------------------------------------------------------------------------------------------------------------
Weighted average number of common
  and common equivalent shares:
     Basic                                    5,968            6,070             6,054            6,047             6,213
---------------------------------------------------------------------------------------------------------------------------
     Diluted                                  6,170            6,232             6,054            6,223             6,601
---------------------------------------------------------------------------------------------------------------------------
Dividends declared                                0                0                 0                0                 0
---------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
     Working capital (deficiency)         $  10,947        $   9,486         $ (14,064)       $   4,213         $   8,412
---------------------------------------------------------------------------------------------------------------------------
     Total assets                         $  56,489        $  91,865         $  82,324        $  61,072         $  80,089
---------------------------------------------------------------------------------------------------------------------------
     Long-term obligations                $  12,432        $  32,717         $  13,055        $  13,335         $  15,845
---------------------------------------------------------------------------------------------------------------------------
     Shareholders' equity                 $  33,940        $  37,458         $  25,371        $  32,564         $  36,544
---------------------------------------------------------------------------------------------------------------------------

1) Financial data presented includes the results of the following acquisitions and disposition: Acquisitions - American Silicon Products in December 1994, Retconn in January 1996, Silicon Materials Service in January 1997 and ST Electronics in July 1997. For details relating to these transactions please reference the Management Discussion and Analysis, Liquidity and Capital Resources sections. Dispositions - On February 19, 1999, the Company sold its Retconn and ST businesses and recorded a net after tax gain of $3,903 on the transaction.

2) Financial data presented for 1998 includes special charges. For details please reference the Management's Discussion and Analysis of Financial Condition and Results of Operations section.

3) Amounts per common share for the years ended prior to December 31, 1997 have been restated to conform to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted during the fourth quarter of 1997.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

Fiscal Year Ended December 31,                            2000               1999                1998
---------------------------------------------------- --------------- --- -------------- --- ---------------
Net Sales                                                 100.0               100.0              100.0
Cost of Sales                                              70.7                66.6               80.6
Gross Profit                                               29.3                33.4               19.4
Selling, General and Administrative Expenses               21.0                22.1               24.0
Operating Income (loss)                                     8.3                11.2              (21.6)
Interest Expense (Net)                                      2.2                 3.1                5.3
Income (Loss) before Income Taxes                           6.1                21.4              (26.9)
Provision (Credit) for Income Taxes                         2.1                 9.8               (8.3)
Net Income (Loss)                                           3.5                11.6              (18.1)

RESULTS OF OPERATIONS (2000 compared to 1999)

Total revenue for the year 2000 of $74,089,000 increased $10,565,000 or 16.6% from the comparable 1999 period. The 1999 period included sales of $2,122,000 from the Company's connector business, ("Retconn") through the February 1999 disposition date. Excluding Retconn sales, total revenue for 2000 increased $12,687,000 or 20.7% compared to 1999.

The Microelectronic Packaging Group formerly known as The Materials Group includes the Company's SPM and Polese business units as well as the Retconn business unit through February 1999. Excluding Retconn, the Microelectronic Packaging Group 2000 sales of $53,632,000 increased $9,088,000 or 20.4% from 1999 levels. SPM's 2000 sales increased by $4,263,000 or 32.3% as compared to the comparable 1999 periods. SPM sales have increased due to increased sales of gold wire as well as improved sales from overseas locations in Morocco and Penang. Polese Company's 2000 sales increased by $4,825,000 or 15.4% as compared to the prior year period. Polese sales have increased due to improved sales of thermal management products, microprocessor lids, wireless technology products and assembled products, made possible by the second quarter 2000 acquisitions of assets and technology of a ceramics company and a electroless gold plating company.

The Company's Wafer Reclaim Services Group formerly known as The Services Group includes American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and Singapore based, International Semiconductor Products Pte. Ltd. ("ISP") business units. The Wafer Reclaim Services Group's 2000 revenues increased $3,599,000 to $20,457,000 as compared to the prior year. The Wafer Reclaim Services Group's 2000 revenue increase was primarily due to increased demand for reclaimed wafers at the ISP business unit due to improved market conditions and increased manufacturing capacity. The Wafer Reclaim Services Group's revenue from ASP's U.S. and European operations for the year 2000 increased a total of $797,000 or 21.3% as compared to the comparable 1999 period. Revenue from ISP of $5,732,000 for 2000 increased by $2,802,000 or 95.6% over the comparable 1999 period.

The Company does a significant amount of international business, both from its domestic locations, as well as through overseas manufacturing locations. Direct sales of the Company's products into foreign markets, as a percentage of consolidated revenue ("foreign sales percentage") during 2000 was 28% compared to 24% for 1999. The Company currently maintains foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L."), in Malaysia, SPM ("MSDN.BHD") and in Singapore, ISP. In 2000, the Company derived revenue from ASP B.V. of $3,161,000, from S.A.R.L. of $843,000, from MSDN.BHD of $821,000 and from ISP of $5,732,000. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L., MSDN.BHD and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, Ringits, and Singapore Dollars, respectively and are subject to currency fluctuations. These sales constitute a foreign sales percentage of 14% in 2000 and 11% for 1999.

The Company's consolidated backlog as of December 31, 2000 was approximately $35,833,000 compared to backlog of approximately $17,184,000 at December 31, 1999. The increase in consolidated backlog during 2000 was led by Polese's increase from approximately $8,117,000 at December 31, 1999 to approximately $27,009,000 at December 31, 2000. Backlog at ASP has improved significantly from approximately $5,628,000 since the beginning of the year to approximately $6,523,000 at December 31, 2000. The backlog for SPM has decreased approximately $1,161,000 from beginning of year levels, to $2,280,000 at December 31, 2000. The Company believes that the majority of the backlog of orders existing as of December 31, 2000 will be shipped over the next twelve months. The Company expects the consolidated backlog to remain strong for the remainder of 2001.

GROSS PROFIT

Gross profit of $21,680,000 for 2000 increased $474,000 or 2.2%, from the comparable 1999 period. Excluding Retconn from all periods presented, 2000 gross profit increased by $1,182,000 or 5.8%, from 1999 levels. Without Retconn the Microelectronic Packaging Group's 2000 gross profit of $16,470,000 decreased $140,000 or 0.8% as compared to 1999. The Microelectronic Packaging Group's gross profit decrease primarily reflects temporary decreases in Polese's manufacturing efficiencies due to the acquisition, integration and relocation of the ceramics and electroless gold plating businesses. Gross profit for the Wafer Reclaim Services Group was $5,210,000, an increase of $1,322,000 or 34% as compared to the comparable period in 1999 primarily due to increased sales at ISP.

GROSS MARGINS

The Company's gross margins decreased from 33.4% in 1999 to 29.3% in 2000. The Microelectronic Packaging Group's 2000 gross margin decreased from 37.1% during 1999 to 30.7% for 2000 reflecting the integration of the acquired businesses. The Wafer Reclaim Services Group's 2000 gross margins increased from 23.1% to 25.5% from the comparable 1999 periods, reflecting the consolidation of domestic operations and improved performance at ISP.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses in 2000 increased $1,474,000 or 10.5% from the comparable 1999 period. The increase in SG&A in 2000 reflects increased sales levels in both the Microelectronic Packaging and Wafer Reclaim Services Groups. SG&A expenses as a percentage of revenue decreased from 22.1% in 1999 to 21.0% in 2000 as a result of the above.

GAIN ON SALE OF CONNECTOR BUSINESS

Income before income taxes and minority interest for 1999 includes a pretax gain of $8,430,000 on the sale of Retconn to Litton Corporation on February 19, 1999 as described below in Liquidity and Capital Resources.

INTEREST EXPENSE (NET)

Net interest expense for 2000 of $1,665,000 decreased by $295,000 from the comparable 1999 period. The decrease in net interest expense is due to reduced debt levels during 2000 partially as a result of Preferred Stock financing as described below in Liquidity and Capital Resources.

PROVISION (CREDIT) FOR INCOME TAXES

A provision of $1,579,000 for income taxes has been recorded at an effective rate of 35.2% for 2000 as compared to a provision of $6,201,000 at an effective rate of 45.5% for 1999. The lower effective rates utilized in the 2000 periods reflect state investment credits. The provision for 1999 includes taxes of $4,527,000 associated with the gain on the sale of Retconn.

MINORITY INTEREST

The Company has a 50.1% interest in the Wafer Reclaim Services Group's Singapore based ISP operation. In accordance with generally accepted accounting principles the Company fully consolidates the operating results of ISP and then excluded 49.9% of

ISP's net income or loss from its consolidated net income, reflecting the minority owner's share in ISP's results. In 2000, the Company has excluded from net income, $287,000, reflecting the minority owners share of ISP's income, net of tax. In 1999, the Company's net income excludes minority interest of $31,000, associated with ISP, net of tax.

NET INCOME

As a result of the above, net income of $2,614,000 for 2000 decreased by $4,769,000 from the comparable 1999 period.

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

RESULTS OF OPERATIONS (1999 COMPARED to 1998)

Total revenue for the 1999 period of $63,524,000 decreased $2,379,000 or 3.6% from the comparable 1998 period. On February 19, 1999, the Company sold Retconn as described herein. Retconn had sales through the February 1999 disposition date of $2,122,000 compared to sales of $17,974,000 for the year 1998. Excluding Retconn sales from all periods presented, the Company's total revenue for 1999 increased $13,473,000 or 28.1% from the comparable period in 1998.

The Microelectronic Packaging Group includes the Company's SPM, Polese and Retconn business units. Excluding Retconn, the Microelectronic Packaging Group's 1999 sales of $44,544,000 increased $14,994,000 or 50.7% from 1998 levels. SPM's
1999 sales increased by $191,000 or 1.5% as compared to the comparable 1998 period. Polese's 1999 sales increased by $14,803,000 or 89.5% as compared to the prior year period. Polese's sales have increased due to improved sales of thermal management products, microprocessor lids, wireless technology products and the introduction of new products.

The Wafer Reclaim Services Group includes American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and International Semiconductor Products Pte. Ltd. ("ISP") business units. The Wafer Reclaim Services Group's 1999 revenues decreased $1,521,000 to $16,858,000 for 1999 as compared to the prior year. The Wafer Reclaim Services Group's 1999 revenue decrease was the result of a slowdown in the demand for reclaimed wafers and pricing pressures caused by a downturn in the semiconductor industry. In July of 1998, the Company closed its Texas operations and consolidated all of ASP's domestic business into its Rhode Island facility. The 1999 and 1998 periods included $0 and $1,537,000, respectively, in revenue from the Texas operation. The Wafer Reclaim Services Group's revenue from ASP's U.S. and European operations for the year 1999 decreased a total of $2,515,000 or 16% as compared to the comparable 1998 period. Revenue from ISP of $2,930,000 for 1999 increased by $994,000 or 51% over the comparable 1998 period.

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

The Company's consolidated backlog as of December 31, 1999 was $17,184,000 and, excluding the backlog from the Retconn business, was $15,161,000 at December 31, 1998. The Polese backlog which was $5,003,000 at the end of 1998 improved to $8,117,000 as of December 31, 1999. The backlog for SPM increased $219,000 to $3,440,000 as of December 31, 1999. The backlog for ASP decreased $1,310,000 to $5,627,000 since the end of 1998.

GROSS PROFIT

Gross profit of $21,206,000 for 1999 increased $8,428,000 or 66%, from the comparable 1998 period. Excluding Retconn from all periods presented, 1999 gross profit increased by $12,456,000 or 159%, from 1998 levels. Without Retconn the Microelectronic Packaging Group's 1999 gross profit of $16,427,000 increased $11,804,000 or 255% as compared to 1998. The Microelectronic Packaging Group's gross profit increases primarily reflected the increased sales at Polese Company. The Wafer Reclaim Services Group's gross profit of $3,888,000 increased $652,000 or 20% as compared to the comparable periods in 1998 primarily due to the effects of cost reductions during 1999.

GROSS MARGINS

The Company's gross margins increased from 19% to 33% over the comparable 1998 period. Excluding Retconn, the Company's gross margin for 1999 increased from 28% to 35%. The Microelectronic Packaging Group's 1999 gross margin increased from 16% to 37% from the comparable 1998 period. The Wafer Reclaim Services Group's 1999 gross margins increased from 18% to 23% from the comparable 1998 period, reflecting the consolidation of domestic operations and improved performance at ISP.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative ("SG&A") expenses in 1999, decreased $1,727,000 or 11% from the comparable 1998 period. The decrease in SG&A in 1999 reflects savings realized by the closing of the Wafer Reclaim Services Group's Texas plant during the second quarter of 1998 as well as reductions in SG&A due to the sale of Retconn. Excluding Retconn, 1999 SG&A increased by $1,638,000 or 14%. SG&A expenses as a percentage of revenue decreased from 24% in 1998 to 22% in 1999 as a result of the above.

SPECIAL CHARGES

In 1998, the Company recorded special charges of $11,217,000, primarily related to adjustments of the carrying values of the Company's Wafer Reclaim Services Group's assets and the closing of a Wafer Reclaim Services Group plant. During 1998 the Company performed a restructuring of the Wafer Reclaim Services Group that included closing its Texas operation and consolidating domestic business and equipment into the Group's Rhode Island facility. As a result of a more severe than anticipated market decline, the division continued operating at a loss in 1998 which triggered an impairment and utilization review of the Wafer Reclaim Services Group's long lived assets. The review identified approximately $4,700,000 of excess Wafer Reclaim Services Group equipment that was written down to estimated fair value, less cost of disposal. In addition the Company wrote down approximately $2,700,000 of Goodwill associated with certain Texas facility customers and lines of business that were eliminated. Due to financial problems experienced during 1998 at the Wafer Reclaim Services Group's 50.1% owned Singapore operation, the Company recorded an asset impairment of $1,000,000 in response to uncertainty regarding the ultimate recoverability of its investment. The Company recorded no special charges during the year ended December 31, 1999.

GAIN ON SALE OF CONNECTOR BUSINESS

Income before income taxes and minority interest for 1999 includes a pretax gain of $8,430,000 on the sale of Retconn to Litton Corporation on February 19, 1999 as described below in Liquidity and Capital Resources.

INTEREST EXPENSE (NET)

Net interest expense for 1999 decreased $1,515,000 from the comparable 1998 period. The decrease in net interest expense is due to reduced debt levels from February 19, 1999 forward due to the principal repayments from proceeds from the sale of the Retconn business.

PROVISION (CREDIT) FOR INCOME TAXES

A provision of $6,201,000 for income taxes has been made for 1999 as compared to a credit of $5,500,000 for the comparable 1998 period. The provision in 1999 includes $4,527,000 associated with the gain on the sale of Retconn. The Company has Federal net operating loss carryforwards available to offset a substantial portion of the income tax return liability associated with the gain. The credit for 1998 includes a $3,477,000 income tax credit associated with the special charges recorded during that year.

MINORITY INTEREST

In 1999 and 1998 the Company has included income of $31,000 and loss of $244,000 respectively, associated with ISP in its income (loss) before minority interest in income (loss) of consolidated subsidiary, net of tax. The Company has a 50.1% interest in the joint venture and has accordingly excluded 49.9% of such income
(loss) from its consolidated net income.

NET INCOME

As a result of the above, net income of $7,383,000 for 1999 increased by $19,341,000 from the comparable 1998 period.

                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL

To maintain its growth, the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, its line of credit facility, term loans from PNC Bank (the "Bank"), Preferred Stock issuances, other bank financing including gold consignment supply agreements, and capital leases.

SUMMARY OF 2000 ACTIVITY

At December 31, 2000, the Company had cash and cash equivalents of $1,300,000, and an available balance on its revolving credit facility of $4,907,000 as compared to $416,000 and $2,688,000 respectively at December 31, 1999.

Net cash provided by operating activities during 2000 amounted to $5,374,000 as compared to cash provided of $5,882,000 in the comparable 1999 period. Cash provided by operations decreased compared to 1999 principally as a result of 2000 income and working capital changes.

Cash used by investing activities during 2000 amounted to $15,817,000, compared to cash provided of $19,561,000 during the year ended December 31, 1999. On February 19, 1999 the Company completed the sale of Retconn, and realized cash proceeds of $22,191,000. During the years ended December 31, 2000 and 1999, the Company invested $13,218,000 and $2,719,000, respectively, in property and equipment, including the purchase of a building used for manufacturing. This investment excludes $991,000 and $896,000, respectively, in the 2000 and 1999 periods for equipment acquired under capital leases. During 2000, the Company invested $1,858,000 in conjunction with the purchase of a ceramics business and an electroless plating business and the repayment of liabilities in connection with these businesses.

Net cash provided by financing activities amounted to $11,378,000 during 2000 as compared to cash used of $26,131,000 during 1999. During the year ended December 31, 2000 the Company issued $10,000,000 of Series B Preferred Stock and realized net proceeds of $9,100,000. During 2000 the Company made payments of $2,184,000 under Capital Leases and borrowed $1,906,000 under its revolving credit facility. During the year ended December 31, 1999 the Company repaid $23,868,000 under a bank term loan facility and $6,173,000 under its previous Bank's revolving line of credit.

CREDIT FACILITIES

On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank. The Credit Facility replaced the existing revolving credit and interim term loan facilities which the Company had with First Union and Fleet. The Credit Facility, as amended, which has a three-year term, consists of a formula based $10,000,000 revolving credit facility and a $6,234,000 term loan that are secured by substantially all of the Company's domestic assets. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,300,000 US) is reserved for issuance of a standby letter of credit in support of the Company's continuing guarantee of ISP's debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of any outstanding debt on the term loan is due on October 31, 2002.

In August 2000 the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,900,000 US) in term and overdraft borrowings secured by ISP's property and equipment and is partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of five to ten years. In conjunction with the refinancing the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,900,000 US) to S$4,000,000 (approximately $2,300,000 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000,000 issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, Keppel Tatlee Bank could draw down the S$4,000,000 standby letter of credit provided by the Company's Bank.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expires June 30, 2002. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,500 troy ounces of gold or gold having a market value of $2,400,000. The Gold Consignment Agreement requires the Company to pay a consignment fee of 4.5% per annum based upon the value of all gold consigned to the Company.

PREFERRED STOCK ISSUANCE

On June 1, 2000, the Company received $10,000,000 in gross proceeds from the issuance of Series B Redeemable Preferred Stock to a group led by ACI Capital Company ("ACI"). Attached to the instrument were warrants to purchase one (1) million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subject to a reset provision dependent on the underlying market price of SEMX Common Stock, with a floor of $7.00 per share. The Company paid approximately $900,000 in investment banking, financing, legal and accounting fees in conjunction with the offering. Of this total approximately $300,000 was paid to a firm affiliated with John Moorhead, who is a member of the SEMX Board of Directors for services rendered in assistance with the financing. Additionally, warrants to purchase an aggregate 60,000 shares of SEMX common stock at an exercise price of $7.00 per share were issued to an investment banking firm, a firm associated with John Moorhead, and certain other individuals. The Series B Preferred Stock is subject to mandatory redemption in five years and cash dividends are payable semiannually at a rate of 6%, subject to successive rate increases in the event of uncured late payments or events of default. The Series B Preferred Stock granted ACI the right to add two directors to the SEMX Board of Directors.

OTHER

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years from May 1993, Mr. Polese has the right to receive 10% of
(i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During 2000, the Company charged against operations a total of $249,000 under this agreement.

The Company continually seeks to broaden its product lines by various means, including acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing.

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

ITEM 7(A): QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS

The Company's consolidated financial statements are set forth herein in Part IV beginning at Page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10, 11, 12 AND 13: Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions.

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

(a) (1) Financial Statements:

        Report of Independent Auditors'                                          F-2

        Consolidated Balance Sheet as of December 31, 2000 and 1999              F-3

        Consolidated Statement of Income for the Years
        Ended December 31, 2000, 1999 and 1998                                   F-4

        Consolidated Statement of Shareholders' Equity for the Years
        Ended December 31, 2000, 1999 and 1998                                   F-5

        Consolidated Statement of Cash Flows for the Years
        Ended December 31, 2000, 1999 and 1998                                   F-6

        Notes to Consolidated Financial Statements                           F-7 - F-20

(a) (2) Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above financial statements or the notes thereto included in this report.

     (b) Reports on Form 8-K

An 8-K Report was filed on September 25, 2000 disclosing a report regarding the Company to brokers and potential market makers in satisfaction of the requirements of Regulation FD.

(a) (3) Exhibits:

3.1           Certificate of Incorporation of the Company (1)

3.2           Amendment to Certificate of Incorporation (1)

3.3           Bylaws of the Company (1)

10.10         (a) Company's Employee Stock Option Plan (4)

              (b) Company's Amended Employee Stock Option Plan (6)

10.12         (a) Stock Purchase Agreement dated April 30, 1993 by and between
                  Registrant and Frank J. Polese (5)

              (b) Asset Purchase Agreement dated April 30, 1993 by and between the Registrant and Frank J. Polese (5)

10.49         1994 Amendment to Employees' Incentive Stock Option Plan (9)

10.50         1995 Amendment to Employees' Incentive Stock Option Plan (9)

10.58 Joint Venture Agreement dated August 28, 1996 between Semiconductor Alliance Pte Ltd., the Company and International Semiconductor Products Pte Ltd. (11)

10.59 Intellectual Property License Agreement dated August 28, 1996 between American Silicon Products, Inc. and International Semiconductor Products Pte Ltd. (11)

10.60 Purchase Agreement dated as of January 16, 1997 between American Silicon Products, Inc. and Air Products & Chemicals, Inc. (12)

10.63 Fifth Amendment and Forbearance Agreement among SEMX Corporation and Subsidiaries and First Union Bank dated as of January 13, 1999
              (14)

10.64 Asset Purchase Agreement by and among Litton Systems, Incorporated and SEMX Corporation, Retconn Incorporated, S.T. Electronics, Inc. and Retconn SPM (Malaysia) SDN. BHD. Dated as of January 26, 1999 and related documents (14)

10.65 Sixth Amendment and Forbearance Agreement among SEMX Corporation and Subsidiaries and First Union National Bank dated as of February 19, 1999 (14)

10.66 Rights Agreement, dated as of June 15, 1999, between the Company and Continental Stock Transfer and Trust Company (15)

10.67 Seventh Amendment and Forbearance Agreement among SEMX Corporation and Subsidiaries and First Union National Bank dated as of June 29,1999 (16)

10.68 Employment agreement dated as of August 1, 1999 between the Company and Gilbert D. Raker (16)

10.69 Employment agreement dated as of August 1, 1999 between the Company and Frank J. Polese (16)

10.70 Revolving Credit, Term Loan and Security Agreement between the Company and Subsidiaries and PNC Bank National Association (as agent and lender) dated November 1, 1999 (17)

10.71 Seventh Amendment, Waiver and Modification to the Consignment agreement between Fleet Precious Metal Inc. and SEMX Corporation dated February 1, 2000(18)

10.72         Form of Intellectual Property Protection Agreement(18)

10.73 Employment agreement dated as of May 1, 1999 between American Silicon Products, Inc. and SEMX Corporation and Richard Brown(18)

10.74         Agreement between International Semiconductor Products Pte Ltd.
              and Keppel Tatlee Bank dated August 2000

10.75 Facility Agreement between International Semiconductor Products Pte Ltd. and Keppel Tatlee Bank Limited dated August 2000

10.76 Employment Agreement dated as of November 27, 2000 between the Company and Michael R. Best

22.0          List of Subsidiaries of the Company

23.1 The Consent of Goldstein Golub Kessler LLP, the Company's independent certified pubic accountants, to incorporation by reference to Registration Statement on Form S-8 of their report dated February 3, 2001

              (1) Incorporated herein by reference to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on November 1, 1991

              (2) Incorporated herein by reference to the Company's Annual Report for the year ended December 31, 1991, filed with the Securities and Exchange Commission on March 31, 1992

              (3) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on December 6, 1991

              (4) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on December 20, 1991

              (5) Incorporated herein by reference to Current Report on Form 8-K filed with the SEC on June 11, 1993, as amended by Form 8-K/A

              (6) Incorporated herein by reference to the Company's Registration Statement No. 33-70876 on Form S-3 filed, with the Securities and Exchange on October 28, 1993 and as amended on December 30, 1993, January 20, 1994 and February 7, 1994

              (7) Incorporated herein by reference to Current Report on Form 8-K filed with the SEC on December 29, 1994

              (8) Incorporated herein by reference to the Company's Annual Report for the year ended December 31, 1995, filed with the SEC for March 31, 1995

              (9) Incorporated herein by reference to the Company's Registration Statement No. 33-93502 on Form SB-2 filed, with the Securities and Exchange on June 16, 1995 and as amended on July 19, 1995 and July 26, 1995

              (10) Incorporated by reference to the Company's Form 8-K filed January 4, 1996

              (11) Incorporated by reference to the Company's 10-QSB filed for the quarter ended September 30, 1996

              (12)     Incorporated by reference to the Company's Form 8-K filed

                       February 4, 1997 and amended by Form 8-K/A

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

              (16) Incorporated by reference to the Company's 10-Q filed for the third quarter ended June 30, 1999

              (17) Incorporated by reference to the Company's 10-Q filed for the third quarter ended September 30, 1999

              (18) Incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                SEMX CORPORATION
                                  (Registrant)

                           By: /s/ Gilbert D. Raker
                               --------------------
                               Gilbert D. Raker, Chief Executive
                               Officer, President, Chairman of the Board of
                               Directors and Director

Dated: March 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ Gilbert D. Raker                                     March 19, 2001
--------------------
Gilbert D. Raker, Chief Executive
Officer, President, Chairman of
the Board of Directors and Director

/s/ Frank J. Polese                                      March 19, 2001
-------------------
Frank J. Polese, Vice Chairman
and Director

/s/ Michael R. Best                                      March 19, 2001
----------------
Vice President, Chief Financial Officer
Principal Financial and Accounting Officer

/s/ Mark A. Pinto                                        March 19, 2001
-----------------
Mark A. Pinto, Director

/s/ John U. Moorhead, II                                 March 19, 2001
------------------------
John U. Moorhead, II, Director

/s/ Andrew Lozyniak                                      March 19, 2001
-------------------
Andrew Lozyniak, Director

/s/ Kevin A. Penn                                        March 19, 2001
-----------------
Kevin A. Penn, Director

/s/ Douglas S. Holladay, Jr.                             March 19, 2001
----------------------------
Douglas S. Holladay, Jr., Director


                        SEMX CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
=====================================================================================================

     Independent Auditors' Report                                                           F-2

     Consolidated Balance Sheet as of December 31, 2000 and 1999                            F-3

     Consolidated Statement of Operations for the Years Ended
         December 31, 2000, 1999 and 1998                                                   F-4

     Consolidated Statement of Shareholders' Equity for the Years Ended
         December 31, 2000, 1999 and 1998                                                   F-5

     Consolidated Statement of Cash Flows for the Years Ended
         December 31, 2000, 1999 and 1998                                                   F-6

     Notes to Consolidated Financial Statements                                         F-7 - F-20




INDEPENDENT AUDITORS' REPORT

To the Board of Directors
SEMX Corporation


We have audited the accompanying consolidated balance sheets of SEMX Corporation and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEMX Corporation and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

February 3, 2001



                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
===================================================================================================================================

  DECEMBER 31,                                                                                             2000            1999
  --------------------------------------------------------------------------------------------------- --------------- -------------
  ASSETS
  Current Assets:
     Cash and cash equivalents                                                                          $   1,300       $     416
     Accounts receivable, less allowance for doubtful accounts of $354 and $656, respectively              11,524           7,700
     Inventories                                                                                            8,074           5,903
     Prepaid expenses and other current assets                                                              1,802           1,024
     Deferred income tax assets                                                                               165             999
  --------------------------------------------------------------------------------------------------- --------------- -------------
  TOTAL CURRENT ASSETS                                                                                     22,865          16,042
  --------------------------------------------------------------------------------------------------- --------------- -------------
     Property, Plant and Equipment, net                                                                    44,009          34,837
  --------------------------------------------------------------------------------------------------- --------------- -------------
  Other Assets:
     Goodwill                                                                                               9,350           8,573
     Technology rights and intellectual property                                                            1,754             897
     Other                                                                                                  2,111           1,139
  --------------------------------------------------------------------------------------------------- --------------- -------------
  TOTAL OTHER ASSETS                                                                                       13,215          10,609
  --------------------------------------------------------------------------------------------------- --------------- -------------
  TOTAL ASSETS                                                                                          $  80,089       $  61,488
  --------------------------------------------------------------------------------------------------- --------------- -------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
     Accounts payable                                                                                   $   6,368       $   4,262
     Accrued expenses                                                                                       2,955           2,544
     Income taxes payable                                                                                     131             589
     Current portion of long-term debt and short-term obligations                                           2,556           1,893
     Current portion of obligations under capital leases                                                    2,443           2,541
  --------------------------------------------------------------------------------------------------- --------------- -------------
  TOTAL CURRENT LIABILITIES                                                                                14,453          11,829
  --------------------------------------------------------------------------------------------------- --------------- -------------
  Deferred Income Tax Liabilities                                                                           2,610           2,431
  Long-term Debt                                                                                           12,862           9,255
  Obligations under Capital Leases                                                                          2,983           4,080
  --------------------------------------------------------------------------------------------------- --------------- -------------
  TOTAL LIABILITIES                                                                                        32,908          27,595
  --------------------------------------------------------------------------------------------------- --------------- -------------
  Minority Interest in Subsidiary                                                                           1,564           1,329
  Redeemable Preferred Stock:
  Preferred stock - $.10 par value; authorized 1,000,000 shares;
     Designated as Series B Preferred Stock: $.10 par value, $100 stated value;
     100,000 shares issued and outstanding;                                                                 9,073               -
  Commitments and Contingencies
  Common Shareholders' Equity:
     Common stock - $.10 par value; authorized 20,000,000 shares, issued 6,645,128 and
       6,396,241 shares, respectively                                                                         665             640
     Additional paid-in-capital                                                                            30,098          28,296
     Accumulated other comprehensive loss                                                                    (722)           (611)
     Retained earnings                                                                                      6,715           4,451
  --------------------------------------------------------------------------------------------------- --------------- -------------
                                                                                                           36,756          32,776
  Less treasury stock: 334,600 shares, at cost                                                               (212)           (212)
  --------------------------------------------------------------------------------------------------- --------------- -------------
  TOTAL COMMON SHAREHOLDERS' EQUITY                                                                        36,544          32,564
  --------------------------------------------------------------------------------------------------- --------------- -------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $  80,089       $  61,488
  --------------------------------------------------------------------------------------------------- --------------- -------------

         The accompanying notes are an integral part of these statements


                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands except per share amounts)
====================================================================================================================================

YEAR ENDED DECEMBER 31,                                                                  2000             1999              1998
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
Revenue:
   Net sales                                                                        $     53,632      $     46,666     $     47,524
   Service revenue                                                                        20,457            16,858           18,379
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
                                                                                          74,089            63,524           65,903
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
Cost of goods sold and services performed:
   Cost of goods sold                                                                     37,162            29,348           37,982
   Cost of services performed                                                             15,247            12,970           15,143
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
                                                                                          52,409            42,318           53,125
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
Gross profit                                                                              21,680            21,206           12,778
Selling, general and administrative expenses                                              15,535            14,061           15,788
Special charges                                                                                -                 -           11,217
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
Operating income (loss)                                                                    6,145             7,145          (14,227)
Gain on sale of connector business                                                             -             8,430                -
Interest expense - net                                                                    (1,665)           (1,960)          (3,475)
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
Income (loss) before provision (benefit) for income taxes and minority
   interest in consolidated subsidiary                                                     4,480            13,615          (17,702)
Provision (benefit) for income taxes                                                       1,579             6,201           (5,500)
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
Income (loss) before minority interest in consolidated subsidiary                          2,901             7,414          (12,202)
Minority interest in income (loss) of consolidated subsidiary                                287                31             (244)
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
Net income (loss)                                                                          2,614             7,383          (11,958)
Preferred Stock Dividends and Accretion                                                     (473)                -                -
---------------------------------------------------------------------------------- ----------------- ---------------- --------------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                         $      2,141      $      7,383     $    (11,958)
================================================================================== ================= ================ ==============
Earnings (loss) per common share:
   Basic                                                                            $        .34      $       1.22     $     (1.98)
   Diluted                                                                          $        .32      $       1.19     $     (1.98)
================================================================================== ================= ================ ==============
Shares used in computing earnings (loss) per common share:
   Basic                                                                                   6,213             6,047            6,054
   Diluted                                                                                 6,601             6,223            6,054
================================================================================== ================= ================ ==============

         The accompanying notes are an integral part of these statements



                        SEMX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)
====================================================================================================================

                                                                                               ACCUMULATED OTHER
                                                                                 ADDITIONAL      COMPREHENSIVE
                                                          COMMON STOCK         PAID-IN CAPITAL   INCOME (LOSS)
                                                                                               -----------------
                                                      SHARES        AMOUNT
-------------------------------------------------- ------------- ------------- --------------- -----------------
Balance at January 1, 1998                          6,375,616       $   638      $  28,199         $   (405)
Purchase of treasury stock                                  -             -              -                -
Comprehensive loss:
   Net loss                                                 -             -              -                -
   Foreign currency translation adjustment -
   net of deferred taxes of $85                             -             -              -               83
Total comprehensive loss                                    -             -              -                -
-------------------------------------------------- ------------- ------------- --------------- -----------------
Balance at December 31, 1998                        6,375,616           638         28,199             (322)
Proceeds from exercise of stock options                20,625             2             56                -
Compensation expense from stock grants                      -             -             41                -
Comprehensive income:
   Net Income                                               -             -              -                -
   Foreign currency translation adjustment -
   net of deferred taxes of $160                            -             -              -             (289)
Total comprehsensive income                                 -             -              -                -
-------------------------------------------------- ------------- ------------- --------------- -----------------
Balance at December 31, 1999                        6,396,241           640         28,296             (611)
Proceeds from exercise of stock options               153,929            16            369                -
Issuance of shares for acquisitions                    94,958             9          1,416                -
Issurance of common stock warrants                          -             -            250                -
Common stock warrants issuance costs                        -             -           (110)               -
Dividends and cost accretion on preferred stock             -             -           (123)               -
Comprehensive Income:
   Net Income                                               -             -              -                -
   Foreign currency translation adjustment -
   net of deferred taxes of $84                             -             -              -             (111)
Total comprehensive income                                  -             -              -                -
-------------------------------------------------- ------------- ------------- --------------- -----------------
Balance at December 31, 2000                        6,645,128        $  665      $  30,098          $  (722)
================================================== ============= ============= =============== =================




    RETAINED
    EARNINGS            TREASURY STOCK              TOTAL
  (ACCUMULATED                                  SHAREHOLDERS'
    DEFICIT)         SHARES        AMOUNT          EQUITY
----------------- ------------- ------------- ------------------
   $   9,026       (300,000)      $      -        $   37,458
           -        (34,600)          (212)             (212)

     (11,958)             -              -                 -

           -              -              -                 -
           -              -              -           (11,875)
----------------- ------------- ------------- ------------------
      (2,932)      (334,600)          (212)           25,371
           -              -              -                58
           -              -              -                41

       7,383              -              -                 -

           -              -              -                 -
           -              -              -             7,094
----------------- ------------- ------------- ------------------
       4,451       (334,600)          (212)           32,564
           -              -              -               385
           -              -              -             1,425
           -              -              -               250
           -              -              -              (110)
        (350)             -              -              (473)

       2,614              -              -                 -


           -              -              -                 -
           -              -              -             2,503
----------------- ------------- ------------- ------------------
   $   6,715       (334,600)     $    (212)       $   36,544
================= ============= ============= ==================


         The accompanying notes are an integral part of these statements


                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (dollars in thousands)

===================================================================================================================================
YEAR ENDED DECEMBER 31,                                                                  2000             1999              1998
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
Cash flows from operating activities:
   Net income (loss)                                                                  $   2,614         $   7,383        $ (11,958)
Adjustments  to  reconcile  net income  (loss) to net cash  provided by operating activities:
   Gain on sale of connector business                                                         -            (8,430)               -
     Write-offs and accrued special charges                                                   -                 -            9,267
     Gain on sale of property, plant and equipment                                            -               (11)               -
     Depreciation and amortization of property, plant and equipment                       5,438             5,079            5,182
     Other amortization                                                                     619               629            1,022
     Compensation expense from issuance of stock grants                                       -                41                -
     Deferred income taxes                                                                1,013             4,906           (5,542)
     Minority interest in subsidiary income (loss)                                          287                31             (244)
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                          (3,923)           (2,007)           2,641
     (Increase) decrease in inventories                                                  (2,067)           (1,537)           1,994
     (Increase) decrease in prepaid expenses and other current assets                      (661)             (217)             539
     Increase (decrease) in accounts payable                                              2,141               (67)          (2,136)
     Increase (decrease) in accrued expenses                                                353              (497)             107
     Increase (decrease) in income taxes payable                                           (440)              579                -
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                        5,374             5,882              872
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
Cash flows from investing activities:
     Purchase of property and equipment                                                 (13,218)           (2,719)          (3,063)
     Net proceeds from sales of connector business                                            -            22,191                -
     Payments for acquisition of subsidiaries, net of cash acquired                      (1,858)                -                -
     Proceeds from sale of property and equipment                                             -                64                -
     (Increase) decrease in other assets                                                   (741)               25              129
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (15,817)           19,561           (2,934)
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                                385                58                -
     Net proceeds under revolving credit                                                  1,906               528            4,925
     Payments under capital leases                                                       (2,184)           (2,487)          (2,222)
     Payments under long-term debt                                                       (2,546)          (30,041)          (3,371)
     Proceeds from long-term debt                                                         4,918             6,234            1,796
     Net Proceeds from issuance of Preferred Stock                                        9,100                 -                -
     Payment of Dividends on preferred stock                                               (201)                -                -
     Payment of financing costs                                                               -              (423)               -
     Purchase of treasury stock                                                               -                 -             (212)
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               11,378           (26,131)             916
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
     Effect of foreign translation on cash                                                  (51)              (37)              27
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
     Net increase (decrease) in cash and cash equivalents                                   884              (725)          (1,119)
     Cash and cash equivalents at beginning of year                                         416             1,141            2,260
---------------------------------------------------------------------------------- ----------------- ---------------- -------------
     Cash and cash equivalents at end of year                                         $   1,300         $     416        $   1,141
================================================================================== ================= ================ =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid during the year for:
     Interest                                                                         $   1,626         $   2,111        $   3,623
================================================================================== ================= ================ =============
     Income taxes                                                                     $   1,468         $     664        $     285
================================================================================== ================= ================ =============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     Machinery and equipment, net of trade-in, acquired under capital lease           $     991         $     896        $   3,078
================================================================================== ================= ================ =============
     Intellectual property rights acquired with restricted Common Stock               $   1,000         $       -        $       -
================================================================================== ================= ================ =============
     Acquisition finders' fee paid with non qualified stock options                   $     426         $       -        $       -
================================================================================== ================= ================ =============

         The accompanying notes are an integral part of these statements



                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (dollars in thousands)
===============================================================================

1.     PRINCIPAL BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING
       POLICIES:

       The accompanying consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly owned and majority-owned subsidiaries (collectively the "Company"). All significant intercompany transactions and balances have been eliminated.

       The Company manufactures proprietary thermal management materials, microelectronic packages and products, and interconnect components in its Microelectronic Packaging Group for its target markets - the fiber optic, wireless and Internet infrastructure industries. It is committed to leveraging its strengths in advanced materials technology and microelectronics assembly through vertical and horizontal integration and will continue to enhance its capabilities through internal development and acquisition of synergistic technologies. In addition, the Company's Wafer Reclaim Services Group reclaims silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia, making it a wafer reclaim service with a worldwide presence.

       The Company operates in two business segments consisting of the Microelectronic Packaging Group and the Wafer Reclaim Services Group. The Microelectronic Packaging Group includes the Company's SPM division, Polese Company, Inc. ("Polese") and Retconn (through the February 1999 disposition). The Wafer Reclaim Services Group includes the Company's American Silicon Products, Inc. ("ASP"), American Silicon Products B.V. ("ASP B.V.") and 50.1% owned International Semiconductor Products Pte Ltd. ("ISP"), business units.

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

       The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments net of deferred taxes is reflected as a separate component of shareholders' equity until there is a sale or liquidation of the underlying foreign investment.

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



                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       For comparability, certain 1999 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2000.

       The excess of cost over fair value of net assets acquired (Goodwill), amounting to approximately $11,800 and $10,597 at December 31, 2000 and 1999, respectively, is being amortized over periods ranging from 15 to 40 years using the straight-line method (see Note 2). Accumulated amortization at December 31, 2000 and 1999 was approximately $2,450 and $2,024, respectively. The Company reviews the carrying value of Goodwill for impairment, periodically or whenever events or changes in circumstances indicate that the amounts may not be recoverable. The review for recoverability includes an estimate by the Company of the future undiscounted cash flows expected to result from the use of the assets acquired and their eventual disposition. An impairment will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets (see Note 13).

       Certain technology rights, proprietary rights and intellectual property, amounting to approximately $2,343 and $1,333 at December 31, 2000 and 1999, respectively, are being amortized over periods ranging from 11 to 17 years using the straight-line method. Accumulated amortization at December 31, 2000 and 1999 was approximately $589 and $436, respectively.

       The Company elected to measure compensation cost using APB Opinion No. 25 as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has elected to comply with other provisions and the disclosure-only requirements of SFAS No. 123 (see Note 10).

       Basic earnings per common share are computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 387,198 in 2000 and 175,878 in 1999 were used in the calculation of diluted earnings per common share. No incremental shares were used in the 1998 calculation of diluted earnings per common share since they would have had an antidilutive effect.

       The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

2.     ACQUISITIONS AND DISPOSITIONS:

       On May 1, 2000, the Company's Polese subsidiary purchased the technology and assets of Engelhard Corporation's ("Engelhard") electroless gold plating business in Anaheim, CA for total cash consideration of $317. In addition, a finders' fee consisting of Non Qualified Stock options to purchase 40,000 shares of SEMX Common stock, valued at $426 was recorded. The fair value of assets acquired, including $426 allocated to Goodwill, amounted to $743. Electroless gold plated deposits satisfy manufacturing requirements for wire bonding, die-attachment and corrosion resistance, but eliminate many of the design restrictions brought about by conventional electrolytic gold plating. Polese Company vacated the Anaheim premises as of July 31, 2000 and has completed the integration of the electroless gold plating operations into Polese Company's existing facilities as of October 2000.

       On April 10, 2000, the Company's Polese Company subsidiary acquired the assets of Advanced Packaging Concepts ("APC"), a Vista, CA based manufacturer of ceramic packages for the wireless markets, in a business combination accounted for as a purchase. Polese Company acquired the assets of APC for $300 in cash and assumed selected liabilities amounting to $1,000 which was financed in part by a $1,000 interim term loan that was repaid during the second quarter of 2000. In addition, Polese Company paid approximately $241 in costs associated with the acquisition of APC.

       The fair value of assets acquired,


                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       including approximately $817 allocated to Goodwill, amounted to approximately $1,541. In a companion transaction, associated intellectual property rights were acquired for approximately 95,000 shares of restricted SEMX common stock, valued at $1,000. The transaction provides the sellers of APC a royalty of 2-1/2% against future sales to certain existing customers for a period of three years. At closing, the Company advanced a total of $150 to the sellers against this royalty. The Company vacated the Vista premises as of July 31, 2000 and has completed the integration of APC's operations into Polese Company's existing facilities in October, 2000. The results of operations of APC are included in the Company's consolidated financial statements from the dates of acquisition. The effects of the operations of APC from January 1, 1999 to the date of the acquisition on Company's results of operations was immaterial.

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

3.     INVENTORIES:

       The components of inventories are as follows:

DECEMBER 31,                                       2000            1999
--------------------------------------------- --------------- ---------------
Precious metals                                  $  1,498        $  1,243
Nonprecious metals                                  6,576           4,660
--------------------------------------------- --------------- ---------------
                                                 $  8,074        $  5,903
============================================= =============== ===============

       The Company has a consignment arrangement with a bank, as described in
       Note 9, which provides for the leasing of precious metals by the Company. The Company pays for these precious metals based on actual usage.

4.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment, at cost, consists of the following:

                                                                                                               ESTIMATED
         DECEMBER 31,                                                  2000                 1999              USEFUL LIFE
         ------------------------------------------------------ -------------------- -------------------- --------------------
         Land                                                         $   2,169            $     642
         Buildings and leasehold improvements                            13,545                10,856         3 to 39 years
         Machinery and equipment                                         50,424                40,771         2 to 15 years
         Construction-in-progress                                         1,134                  877
         ------------------------------------------------------ -------------------- -------------------- --------------------
                                                                         67,272               53,146
         Less accumulated depreciation and amortization                  23,263               18,309
         ------------------------------------------------------ -------------------- -------------------- --------------------
         Property, plant and equipment, net                           $  44,009            $  34,837
         ====================================================== ==================== ==================== ====================

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       Included in machinery and equipment are approximately $16,220 and $15,229 at December 31, 2000 and 1999 respectively, of property acquired under capital leases. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $6,444 and $5,486 at December 31, 2000 and 1999, respectively. The property held under these leases is collateral for the related capital lease obligations described in Note 7. Included in machinery and equipment and in leasehold improvements are $15 and $63, respectively, of capitalized interest for the year ended December 31, 2000.

5.       ACCRUED EXPENSES:

       Accrued expenses consist of the following:

                DECEMBER 31,                                                                2000             1999
                --------------------------------------------------------------------- ----------------- ----------------
                Accrued payroll, bonuses and vacations                                    $ 1,161           $ 1,423
                Other (all amounts are less than 5% of total current liabilities)           1,794             1,121
                --------------------------------------------------------------------- ----------------- ----------------
                                                                                          $ 2,955           $ 2,544
                ===================================================================== ================= ================

6.       LONG-TERM DEBT AND SHORT-TERM OBLIGATIONS:

     Long-term debt and short-term obligations consist of the following:

DECEMBER 31,                                               2000              1999
---------------------------------------------------- ----------------- -----------------
Term loan (a) (g)                                      $   5,271         $   6,159
Line of credit (b) (g)                                     2,434               528
Term loan (c) (h)                                          2,473                 -
Term loan and overdraft facility (d) (h)                   4,362             3,895
Term loan (e) (h)                                            530               556
Term loan (f) (h)                                            348                 -
Other                                                          -                10
---------------------------------------------------- ----------------- -----------------
Total long-term debt and short-term obligations           15,418            11,148
Less current maturities                                    2,556             1,893
---------------------------------------------------- ----------------- -----------------
Long-term debt                                         $  12,862         $   9,255
==================================================== ================= =================

(a) The Company entered into a Term Loan and Security Agreement (and a revolving credit agreement discussed in (b)) in November 1999 with PNC Bank N.A. ("PNC") which has a three-year term and is secured by substantially all of the Company's domestic assets. The term loan interest, at the Company's option, is based on either prime plus 1/2% or a floating Eurodollar rate plus an additional margin of 3%. At December 31, 2000, the interest rate was 10.0%. The term loan is payable in equal monthly installments of $74.

(b) Pursuant to the November 1999 financing with PNC, the Company entered into a Revolving Credit Borrowing and Security Agreement, as amended ("the revolving credit facility"). The revolving credit facility has a three-year term and provides for up to $10,000 in borrowings based upon eligible accounts receivable and inventory. The revolving credit facility includes a standby letter of credit for approximately $2,300 (S$4,000 Singapore dollars) reserved for possible issuance under a continuing guarantee of a foreign subsidiary's debt. The


                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

           interest rate is based on either prime or a floating Eurodollar rate plus a margin of 2.75%. At December 31, 2000, the interest rate was 9.5% and the excess revolving credit borrowing availability was $4,907.

(c) In conjunction with the purchase of a building in December 2000, the Company entered into a term loan with CNL Bank, in the principal amount of $2,473. The term loan bears interest at a fixed rate of 10.05% with principal payable monthly over 25 years, and is subject to a prepayment penalty for the first five years.

(d) In August 2000, the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950 (approximately $6,900 US) in term and overdraft borrowings secured by ISP's property and equipment and partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of 5 to 10 years. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000 (approximately $2,900 US) to S$4,000 (approximately $2,300 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000 issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, Keppel Tatlee Bank could draw down the S$4,000 standby letter of credit provided by the Company's Bank.

(e) In conjunction with the acquisition of a building, the Company entered into a term loan with a foreign bank in August 1998 in the principal amount of 1,300 Dutch Guilders (approximately $556 translated at December 31, 2000 exchange rates). The loan bears interest at 5.25% for three years which increases to 5.5% for the remaining life of the loan and is payable in quarterly installments of approximately $9, plus interest, which commenced on December 15, 1998. The facility matures in 2018.


(f) In addition, the Company entered into a 1,000 Dutch Guilder (approximately $427 translated at December 31, 2000 exchange rates) overdraft facility with the foreign bank, which is collateralized by accounts receivable. Interest is payable monthly at the rate of 1.75% plus the central bank's promissory note discount rate. The facility matures in 2018.

(g) Because the interest rates will change with changes in the prime rate and Eurodollar rate, the fair value of the bank debt approximates the carrying amount.

(h) Based on market rates currently available to the Company for loans with similar terms and maturities, the fair value of the long-term debt does not vary significantly from the carrying amount.


       Maturities of long-term debt and short-term obligations are as follows:

         YEAR ENDING DECEMBER 31,
                   2001                       $   2,556
                   2002                           7,418
                   2003                             616
                   2004                             619
                   2005                             622
                Thereafter                        3,587
         ------------------------            -----------
                                               $ 15,418
         ========================            ===========

       The above bank loan agreements provide, among other things, that the Company is subject to restrictions related to the issuance of additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. In addition, the above loans are collateralized by a blanket lien on substantially all the Company's assets, and require that the Company maintain a specific financial ratio. As of December 31, 2000, the Company is in compliance with all of its bank covenants.

7.     OBLIGATIONS UNDER CAPITAL LEASES:



                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       The Company is the lessee of property and equipment acquired under capital leases expiring in various years through 2005.

       Future lease payments under capital leases are as follows:


          YEAR ENDING DECEMBER 31,
                    2001                       $   2,822
                    2002                           2,007
                    2003                             845
                    2004                             331
                    2005                              90
--------------------------------------------- ------------
                                                   6,095
Less amount representing interest                    669
--------------------------------------------- ------------
                                                   5,426
Less current portion                               2,443
--------------------------------------------- ------------
                                               $   2,983
============================================= ============

       Interest rates on these capital leases range from 7.42% to 16.67% per annum.

8.       INCOME TAXES:

       The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 consists of the following components:

YEAR ENDED DECEMBER 31,                             2000              1999             1998
--------------------------------------------- ----------------- ----------------- ----------------
Current:
   Federal                                       $    522          $    312          $      -
   State                                               45               983                42
Deferred:
  Federal                                             654             5,152            (4,876)
  State                                                35               (94)             (113)
  Foreign                                             323              (152)             (553)
--------------------------------------------- ----------------- ----------------- ----------------
                                                 $  1,579          $  6,201          $ (5,500)
============================================= ================= ================= ================

       The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

YEAR ENDED DECEMBER 31,                                               2000             1999              1998
--------------------------------------------------------------- ----------------- ---------------- -----------------
Tax at federal statutory rate                                          34.0%             34.0%           (34.0)%
Change in valuation allowance                                          (1.0)                -              4.3
State tax credit carryforwards generated                               (0.6)             (1.4)            (1.5)
State income tax provision (benefit), net of federal tax effect         1.5               4.8             (3.3)
Effect of permanent differences                                         2.1               7.7              1.8
Other                                                                  (0.8)              0.4              1.6
--------------------------------------------------------------- ----------------- ---------------- -----------------
                                                                       35.2%             45.5%           (31.1)%
=============================================================== ================= ================ =================


                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================



       The tax effects of available tax carryforwards and temporary differences that give rise to the net short-term deferred income tax asset are presented below:

DECEMBER 31,                                                          2000             1999
--------------------------------------------------------------- ----------------- ----------------
Federal net operating loss and tax credit carryforwards            $      -          $    617
Other                                                                   165               382
--------------------------------------------------------------- ----------------- ----------------
                                                                   $    165          $    999
=============================================================== ================= ================

       The tax effects of available tax carryforwards, temporary differences and foreign currency translation adjustments that give rise to the net long-term deferred income tax liabilities are presented below:

DECEMBER 31,                                                          2000             1999
--------------------------------------------------------------- ----------------- ----------------
Deferred income tax liabilities:
   Accelerated depreciation                                        $  3,740          $  3,818
   Basis difference in amortization of intangibles                      797               835
--------------------------------------------------------------- ----------------- ----------------
     TOTAL DEFERRED INCOME TAX LIABILITIES                            4,537             4,653
--------------------------------------------------------------- ----------------- ----------------
Deferred income tax assets:
   Net loss in foreign subsidiaries                                     533               838
   State tax, net operating loss carryforward                           644               694
   State investment tax credit carryforward                             825               781
   Accumulated translation adjustment                                   460               460
   Other                                                                172               202
--------------------------------------------------------------- ----------------- ----------------
     TOTAL DEFERRED INCOME TAX ASSET                                  2,634             2,975
   Less valuation allowance                                            (707)             (753)
--------------------------------------------------------------- ----------------- ----------------
     NET DEFERRED INCOME TAX ASSET                                    1,927             2,222
--------------------------------------------------------------- ----------------- ----------------
     NET LONG-TERM DEFERRED INCOME TAX LIABILITIES                 $  2,610          $  2,431
=============================================================== ================= ================

       At December 31, 2000, the Company has state net operating loss carryforwards aggregating $13,995, which expire through 2005. State investment tax credit and research credit carryforwards aggregating $929 at December 31, 2000 expire at various dates from 2003 through 2015. A valuation allowance has been established for the tax effect of those state net operating loss carryforwards and state investment tax credit and research credit carryforwards which are not expected to be realized.

       The Company files a consolidated federal income tax return that includes the results of all its domestic subsidiaries and separate state and local income tax returns.



                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

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

       Approximate minimum future rental payments, exclusive of payments for real estate taxes and other operating costs under these leases, are as follows:

          YEAR ENDING DECEMBER 31,
                    2001                                            $   745
                    2002                                                752
                    2003                                                754
                    2004                                                395
                    2005                                                279
                 Thereafter                                           1,270
--------------------------------------------- ---------------------------------
                                                                    $ 4,195
============================================= =================================

       Rent expense charged to operations for the years ended December 31, 2000, 1999 and 1998 amounted to $618, $741 and $853, respectively.

       The Company has employment agreements with five officers (the "Officers") expiring through 2004. The approximate aggregate commitment for future salaries, excluding bonuses, under these employment agreements is as follows:

          YEAR ENDING DECEMBER 31,
                    2001                                          $     873
                    2002                                                640
                    2003                                                250
                 Thereafter                                             125
--------------------------------------------- ---------------------------------
                                                                  $   1,888
============================================= =================================

       The employment agreement with one of these Officers automatically extends for one year and for two Officers automatically extend on a year to year basis unless modified or terminated by one of the parties.

       The Officers have agreed not to engage in a business that is competitive with the Company during the term of their agreement and for a period of one year thereafter.

       In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expires June 30, 2002. Under the Gold Consignment Agreement, the Company purchases gold used in its manufacturing of materials. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,500 troy ounces of gold or gold having a market value of $2,400. The Gold Consignment Agreement requires the Company to pay a consignment fee of 4.5% per annum based upon the value of all gold consigned to the Company. At December 31, 2000, the Company's obligation under the Gold Consignment Agreement was approximately 3,776 troy ounces of gold valued at approximately $1,016.

       An investigation by the Securities and Exchange Commission ("SEC") into certain sales of the Company's common stock during


                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       1996 is continuing. As a general matter, the SEC takes the position that its investigation should not be construed as an indication that any violations of law have occurred or as an adverse reflection upon any person or security. The Company and any corporate personnel involved have cooperated fully with the SEC in its investigations.

       In connection with the Company's acquisition of Polese in 1993, for a period of 10 years from the date of acquisition, the former sole shareholder of Polese and a current executive officer of the Company, is entitled to receive 10% of (i) the pretax profit from the Company's copper/tungsten product line after allocating operating costs, and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. Amounts due pursuant to this agreement will be charged to operations as incurred. For the year ended December 31, 2000, 1999 and 1998 $249, $500, and $0, respectively has been charged to operations pursuant to this agreement.

10.    CAPITAL TRANSACTIONS:

       REDEEMABLE PREFERRED STOCK: On June 1, 2000, the Company received $10,000 in gross proceeds from Series B Redeemable Preferred Stock from a group led by ACI Capital Company ("ACI"). Attached to the instrument were warrants to purchase 1 million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subject to a reset provision dependent on the underlying market price of SEMX Common Stock, with a floor of $7.00 per share. On the accompanying Balance Sheet, a value of $250 was assigned to the warrants and an initial value of $9,750 was assigned to the redeemable preferred stock. The $250 value assigned to the warrants was credited to additional paid in capital and will be accreted to the value of the Series B Preferred Stock over the five year term. The Company paid approximately $900 in investment banking, financing, legal and accounting fees in conjunction with the offering. A total of $800 of the fees associated with the offering were accounted for as a reduction in the carrying value of the preferred stock on the accompanying balance sheet and will be accreted to the value of the Series B Preferred Stock over the five year term. The remaining costs were allocated to expenses of issuing the warrants and were charged to paid in capital. Of this total approximately $300 was paid to a firm affiliated with John Moorhead, who is a member of the SEMX Board of Directors for services rendered in assistance with the financing. Additionally, warrants to purchase an aggregate 60,000 shares of SEMX common stock at an exercise price of $7.00 per share were issued to an investment banking firm; a firm associated with John Moorhead; and certain other individuals. The Series B Preferred Stock is subject to mandatory redemption in five years for $10,000 and cash dividends are payable semiannually at a rate of 6%, and in preference to any dividends on the Company's Common Stock, and are subject to successive rate increases in the event of uncured late dividend payments or other events of default. The Liquidation Preference of the Series B Preferred Stock is equal to the stated value plus accrued and unpaid dividends to the date of liquidation. The Series B Preferred Stock granted ACI the right to add two directors to the SEMX Board of Directors.

       SHAREHOLDER RIGHTS PLAN: On March 26, 1999, the Company's Board of Directors unanimously adopted a shareholder rights plan (the "Rights Plan"), commonly referred to as a "poison pill". Under the Rights Plan, shareholders of record on June 15, 1999 (unless excepted under the terms of the Rights Plan) will receive rights until the distribution date to purchase a unit consisting of one one-thousandth of a Series of Preferred Shares of the Company at $50 per unit.

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



                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

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

       At December 31, 2000, options to purchase 890,767 and 253,500 shares of common stock (excluding lapsed shares) have been granted under the Incentive Plan and the Nonqualified Plan, respectively, since the inception of both plans. In addition, at December 31, 2000, options to purchase 203,750 shares of common stock have been granted outside the Incentive Plan and the Nonqualified Plan at a price equal to the fair market value of the shares at the date of grant.

       A summary of the status of the Company's options as of December 31, 2000, 1999 and 1998, and changes during the years then ended is presented below:

DECEMBER 31,                                             2000                        1999                         1998
--------------------------------------------- --------------------------- ---------------------------- ---------------------------

                                                            Weighted-Avera               Weighted-Avera            Weighted-Average
                                                              Exercise                     Exercise                    Exercise
                                                 Shares        Price      ge Shares         Price      ge Shares        Price
--------------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------

Outstanding at Beginning of year                  740,025      $ 3.58         492,925       $ 5.01         644,950      $ 7.69
Canceled                                          (48,983)       4.23        (135,275)        6.11        (555,550)       7.73
Granted                                           360,500        5.84         403,000         2.64         403,525        4.48
Exercised                                        (153,929)       2.08         (20,625)        2.83               -         N/A
--------------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------
Outstanding at end of year                        897,613      $ 4.62         740,025       $ 3.58         492,925      $ 5.01
--------------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------
Options exercisable at year-end                   408,851                     467,025                      386,050
--------------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------
Weighted - average fair value of options                       $ 4.00                       $ 1.54                      $ 1.83
granted during the year
--------------------------------------------- ------------- ------------- -------------- ------------- ------------- -------------

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



                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       The following table summarizes information about fixed stock options outstanding at December 31, 2000:



                                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                        ---------------------------------------------------     ------------------------------
                            Number                                               Number
                        Outstanding at   Weighted-Average                    Exercisable at
       Range of          December 31,       Remaining      Weighted-Average   December 31,    Weighted-Average
   Exercise Prices           2000        Contractual Life  Exercise Price         2000        Exercise Price
----------------------- ---------------- ----------------- ---------------- ----------------- ----------------
 $  0.10 - $  1.79           204,875           7.4              $ 1.62            59,094           $ 1.56
 $  1.85 - $  3.94           236,738           5.6                3.30           141,757             3.05
 $  4.00 - $  6.63           149,000           5.5                4.72           141,500             4.76
 $  7.13 - $  8.25           266,000           8.4                7.25            35,500             7.49
 $  9.25 - $  9.88            41,000           4.0                9.76            31,000             9.50
----------------------- ---------------- ----------------- ---------------- ----------------- ----------------
 $  0.10 - $  9.88           897,613           6.8              $ 4.62           408,851           $ 4.30
======================= ================ ================= ================ ================= ================

       The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and earnings
       (loss) per common share for the years ended December 31, 2000, 1999 and 1998 would approximate the pro forma amounts indicated in the table below:

YEAR ENDED DECEMBER 31,                             2000              1999             1998
--------------------------------------------- ----------------- ----------------- ----------------
Net income available to common shareholders      $    2,141        $    7,383        $  (11,958)
- as reported
============================================= ================= ================= ================
Net income available to common shareholders      $    1,771        $    7,124        $  (12,111)
- pro forma
============================================= ================= ================= ================
Earnings (loss) per share - as reported:
   Basic                                         $      .34        $     1.22        $   (1.98)
   Diluted                                       $      .32        $     1.19        $   (1.98)
============================================= ================= ================= ================
Earnings (loss) per share - pro forma:
   Basic                                         $      .29        $     1.18        $   (2.00)
   Diluted                                       $      .27        $     1.14        $   (2.00)
============================================= ================= ================= ================

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 2000, 1999 and 1998, respectively:


                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       expected volatility of 85.11%, 79.3% and 66.6%, respectively; risk-free interest rates of 6.09%, 5.2% and 5.6%, respectively; and expected lives of 4.3 years, 4.1 years and 4.9 years, respectively.

11.    SEGMENT INFORMATION

       The Company operates primarily in two industry segments, the Microelectronic Packaging Group and the Wafer Reclaim Services Group. The tables below present information about reported segments:





                                                MICROELECTRONIC
                 YEAR ENDED                        PACKAGING         WAFER RECLAIM       CORPORATE AND      CONSOLIDATED
             DECEMBER 31, 2000                       GROUP           SERVICES GROUP    RECONCILING ITEMS        TOTAL
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Revenue                                          $  53,632            $  20,457           $       -          $  74,089
Cost of goods sold and services performed           37,162               15,247                   -             52,409
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Gross profit                                        16,470                5,210                   -             21,680
Operating expenses                                  11,323                4,212                   -             15,535
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Income (loss) from operations                    $   5,147            $     998           $       -          $   6,145
============================================= ==================== =================== ================== ==================
Segment assets                                   $  89,574            $  40,681           $     (50,166)     $  80,089
============================================= ==================== =================== ================== ==================
Capital expenditures                             $   8,548            $   4,670           $       -          $  13,218
============================================= ==================== =================== ================== ==================
Depreciation expense                             $   2,789            $   2,649           $       -          $   5,438
============================================= ==================== =================== ================== ==================

                 YEAR ENDED                     MICROELECTRONIC       WAFER RECLAIM       CORPORATE AND      CONSOLIDATED
             DECEMBER 31, 1999                     PACKAGING          SERVICES GROUP    RECONCILING ITEMS        TOTAL
                                                     GROUP
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Revenue                                          $  46,666            $  16,858           $       -          $  63,524
Cost of goods sold and services performed           29,348               12,970                   -             42,318
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Gross profit                                        17,318                3,888                   -             21,206
Operating expenses                                  10,065                3,996                   -             14,061
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Income (loss) from operations                    $   7,253            $    (108)          $       -          $   7,145
============================================= ==================== =================== ================== ==================
Segment assets                                   $  62,627            $  33,484           $ (35,039)         $  61,072
============================================= ==================== =================== ================== ==================
Capital expenditures                             $   2,468            $     251           $       -          $   2,719
============================================= ==================== =================== ================== ==================
Depreciation  expense                            $   2,530            $   2,549           $       -          $   5,079
============================================= ==================== =================== ================== ==================

                                                MICROELECTRONIC
                 YEAR ENDED                        PACKAGING         WAFER RECLAIM       CORPORATE AND      CONSOLIDATED
             DECEMBER 31, 1998                       GROUP           SERVICES GROUP    RECONCILING ITEMS        TOTAL
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Revenue                                          $  47,524            $  18,379           $       -          $  65,903
Cost of goods sold and services performed           37,982               15,143                   -             53,125
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Gross profit                                         9,542                3,236                   -             12,778
Operating expenses                                  12,319               14,686                   -             27,005
--------------------------------------------- -------------------- ------------------- ------------------ ------------------
Income (loss) from operations                    $  (2,777)           $ (11,450)          $       -          $ (14,227)
============================================= ==================== =================== ================== ==================
Segment assets                                   $  76,688            $  36,641           $ (31,005)         $  82,324
============================================= ==================== =================== ================== ==================
Capital expenditures                             $   2,036            $   1,027           $       -          $   3,063
============================================= ==================== =================== ================== ==================
Depreciation expense                             $   2,460            $   2,722           $       -          $   5,182
============================================= ==================== =================== ================== ==================



                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       The Company's areas of operation are principally in the United States. Operations outside the United States are worldwide and are primarily in Europe, North Africa and Asia. No single foreign country or geographic area is significant to the consolidated operations. Revenue from two customers accounted for 23% of the Company's total revenue for the year ended December 31, 2000. Revenue from the same customers accounted for 31% of the Company's total revenue for the year ended December 31, 1999. For the year ended December 31, 1998 revenue from one of these customers accounted for 10% of the Company's total revenue.

12.    EXPORT REVENUE:

       For the years ended December 31, 2000, 1999 and 1998, export revenue to unaffiliated customers amounted to approximately 28%, 24% and 18%, respectively, of the Company's total revenue.

13.    SPECIAL CHARGES:

       In 1998, the Company recorded special charges of $11,217 ($7,740 after tax or $1.28 per share). The Company recorded $1,950 of this charge during the first quarter and the balance of $9,267 during the fourth quarter of the year. The majority of this charge relates to a review of the carrying values of the Company's Wafer Reclaim Services Group assets and the closing of a Service Group plant in the first quarter of 1998.

       During the first quarter of 1998, the Company recorded this charge of $1,950 in conjunction with a restructuring of the Wafer Reclaim Services Group that included closing its Texas operation and consolidating domestic business and equipment into the Group's Rhode Island facility. During 1998, the Company paid all of the $1,950 charges recorded in the first quarter. The Company recorded an additional $230 of charges in the fourth quarter related to a leased facility for costs which continued after the Texas facility was vacated.

       As a result of the Wafer Reclaim Services Group's inability to achieve the improvements anticipated by the restructuring plan, primarily due to a more severe than anticipated market decline, the division continued operating at a loss in 1998. This triggered an impairment and utilization review of the Wafer Reclaim Services Group's long-lived assets. The Company prepared revised projections by customer and product line which provided the basis for determining the continued usability and carrying value of its long-term assets. The Company identified approximately $4,700 of excess Wafer Reclaim Services Group equipment that was written down to estimated fair value, less cost of disposal. In addition, the Company wrote down approximately $2,700 of Goodwill associated with the Texas facility customers and lines of business that have been eliminated. Due to continuing financial problems of the Wafer Reclaim Services Group's 50.1% owned Singapore operation, the Company recorded an asset impairment of $1,000 in response to uncertainty regarding the ultimate recoverability of its investment.

       The Company's Microelectronic Packaging Group recorded a special charge of $620 in the fourth quarter of 1998, consisting of a write-down of $473 in Goodwill associated with a line of business that has been eliminated and the write-down of $147 of unusable equipment.

14.    ALLOWANCE FOR DOUBTFUL ACCOUNTS:


                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (dollars in thousands)
===============================================================================

       Information relating to the allowance for doubtful accounts is as follows:

                                        BALANCE AT        CHARGED TO
                                       BEGINNING OF       COSTS AND                        BALANCE AT END
YEAR ENDED DECEMBER 31,                    YEAR            EXPENSES        DEDUCTIONS         OF YEAR

                2000                      $  656           $   64            $  366 (a)       $  354
===================================== ================ ================= ================ =================
                1999                      $  245           $  417            $    6 (a)       $  656
===================================== ================ ================= ================ =================
                1998                      $  181           $  188            $  124 (a)       $  245
===================================== ================ ================= ================ =================

(a)      Write-off of uncollectible accounts receivable.


15. QUARTERLY FINANCIAL DATA:

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999:

                                                                       Net Income
                                                                      Available to             Basic               Diluted
Fiscal Year ended         Total          Gross         Net               Common             Earnings Per         Earnings Per
December 31, 2000        Revenue         Profit      Income           Shareholders             Share                Share
-----------------       ---------       --------    --------         --------------        --------------        -------------
First quarter            $16,443         $ 5,231     $  843             $  843                $ .14                  $ .13
Second quarter            17,631           5,407        609                555                  .09                    .08
Third quarter             19,102           4,910        314                112                  .02                    .02
Fourth quarter            20,913           6,132        848                631                  .09                    .09
-----------------       ---------       --------    --------          -----------            --------               --------
                         $74,089         $21,680     $2,614             $2,141                $ .34                  $ .32
=================       =========       ========    ========          ===========            ========               ========

Fiscal Year ended
December 31, 1999

First quarter            $14,893         $ 4,371     $4,153             $4,153                $ .69                  $ .69
Second quarter            16,048           5,462        991                991                  .16                    .16
Third quarter             16,358           5,842      1,166              1,166                  .19                    .19
Fourth quarter            16,225           5,531      1,073              1,073                  .18                    .15
-----------------       ---------       --------    --------          -----------            --------               -------
                         $63,524         $21,206     $7,383             $7,383                $1.22                  $1.19
=================       =========       ========    ========          ===========            ========               =======

Net Income for the quarter ended March 31, 1999 includes an after tax gain of $3,903 on the sale of the Company's Retconn Subsidiary, as described in Note 2, Acquisitions and Dispositions.


