Form 10-Q
period 2001-03-31
SEMX CORP
filed 2001-05-15
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 1-10938

                                SEMX CORPORATION
             (Exact Name of Registrant as specified in its charter)

           DELAWARE                                          13-3584740
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

                               (1) Yes [X] No [ ]

                               (2) Yes [X] No [ ]

The number of shares outstanding of the Registrant's sole class of common stock, as of April 30, 2001 was 6,322,278 shares.

                                TABLE OF CONTENTS

                                                                         Page No

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements
           Independent Accountant's Report                                 3

           Consolidated Balance Sheets at
           March 31, 2001 and December 31, 2000                            4

           Consolidated Statements of Operations for the three
           months ended March 31, 2001 and 2000                            5

           Consolidated Statements of Cash Flows for the three
           months ended March 31, 2001 and 2000                            6

           Notes to Consolidated Financial Statements                     7-9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10-13

PART II    OTHER INFORMATION

Item 1-6.  Not Applicable                                                 13


           Signatures                                                     13


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

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 27, 2001

PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                                 March 31,
                                                                                                  2001            December 31,
                                                                                                Unaudited             2000
                                                                                                ----------        -----------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                    $    1,855        $     1,300
   Accounts receivable, less allowance for doubtful accounts of $396 and $354, respectively          9,759             11,524
   Inventories                                                                                       9,148              8,074
   Prepaid expenses and other current assets                                                         2,174              1,802
   Deferred income tax assets                                                                          165                165
                                                                                                ----------        -----------
TOTAL CURRENT ASSETS                                                                                23,101             22,865
                                                                                                ----------        -----------
Property, Plant and Equipment-at cost, net of accumulated depreciation and amortization of
   $24,781, and $23,263 respectively                                                                43,385             44,009
                                                                                                ----------        -----------
Other Assets-net of accumulated amortization
   Goodwill                                                                                          9,216              9,350
   Technology rights and intellectual property                                                       1,709              1,754
   Other                                                                                             2,119              2,111
                                                                                                ----------        -----------
TOTAL OTHER ASSETS                                                                                  13,044             13,215
                                                                                                ----------        -----------
TOTAL ASSETS                                                                                    $   79,530        $    80,089
                                                                                                ==========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                             $    6,438        $     6,368
   Accrued expenses                                                                                  2,594              2,955
   Income taxes payable                                                                                241                131
   Current portion of long-term debt and short term obligations                                      2,563              2,556
   Current portion of obligations under capital leases                                               2,470              2,443
                                                                                                ----------        -----------
TOTAL CURRENT LIABILITIES                                                                           14,306             14,453
                                                                                                ----------        -----------
Deferred income tax liabilities                                                                      2,526              2,610
Long-term debt                                                                                      13,565             12,862
Obligations under capital leases                                                                     2,416              2,983
                                                                                                ----------        -----------
TOTAL LIABILITIES                                                                                   32,813             32,908
                                                                                                ----------        -----------
Minority Interest in Subsidiary                                                                      1,593              1,564
REDEEMABLE PREFERRED STOCK:
Preferred stock - $.10 par value; authorized 1,000,000 shares; designated as Series B
   Preferred Stock: $100 stated value, 100,000 shares issued and outstanding                         9,126              9,073
Commitments and Contingencies
COMMON SHAREHOLDERS' EQUITY:

Common stock-$.10 par value; authorized 20,000,000 shares, issued 6,656,878 and
   6,645,128 shares, respectively                                                                      666                665
   Additional paid-in-capital                                                                       30,070             30,098
   Accumulated other comprehensive loss                                                               (947)              (722)
   Retained earnings                                                                                 6,421              6,715
                                                                                                ----------        -----------
                                                                                                    36,210             36,756
   Less: Treasury stock: 334,600 shares at cost                                                       (212)              (212)
                                                                                                ----------        -----------
   TOTAL COMMON SHAREHOLDERS' EQUITY                                                                35,998             36,544
                                                                                                ----------        -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $   79,530        $    80,089
                                                                                                ==========        ===========

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                          For The Three Months Ended
                                                                                   March 31,
                                                                           2001                 2000
                                                                           ----                 ----
REVENUE:
   Net Sales                                                            $    14,155          $    12,016
   Service Revenue                                                            5,268                4,427
                                                                        -----------          -----------
     TOTAL REVENUE                                                           19,423               16,443
                                                                        -----------          -----------

Cost of Goods Sold                                                           10,857                7,694
Cost of Services Performed                                                    4,123                3,518
                                                                        -----------          -----------
     TOTAL                                                                   14,980               11,212
                                                                        -----------          -----------

Gross Profit                                                                  4,443                5,231

Selling, General and Administrative Expenses                                  4,140                3,543
                                                                        -----------          -----------

OPERATING INCOME                                                                303                1,688

Interest Expense                                                               (491)                (381)
                                                                        -----------          -----------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES AND MINORITY
INTEREST IN CONSOLIDATED SUBSIDIARY                                            (188)               1,307

Provision (Credit) for Income Taxes                                             (74)                 442
                                                                        -----------          -----------

Income (Loss) Before Minority Interest in Consolidated Subsidiary              (114)                 865

Minority Interest in Income of Consolidated Subsidiary                           29                   22
                                                                        -----------          -----------

NET INCOME (LOSS)                                                              (143)                 843

Preferred Stock Dividends and Accretion                                         201                 --
                                                                        -----------          -----------

Net Income (Loss) Available to Common Shareholders                      $      (344)         $       843
                                                                        ===========          ===========

Basic Income (Loss) per Common Share                                    $     (0.05)         $      0.14
Diluted Income (Loss) per Common Share                                  $     (0.05)         $      0.13

Weighted Average Number of Common
Shares Outstanding
   Basic                                                                      6,317                6,079
   Diluted                                                                    6,317                6,551

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                For The Three Months Ended
                                                                                          March 31,
                                                                                  2001                 2000
                                                                                  ----                 ----
Cash flows from operating activities:
   Net income (Loss)                                                           $     (143)         $      843
     Adjustments to reconcile net income (loss) to net
       Cash provided by operating activities:
       Depreciation and amortization of property and equipment                      1,684               1,316
       Other amortization                                                             245                 141
       Deferred income taxes                                                           32                 (72)
       Minority interest                                                               29                  22
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                   1,741              (1,577)
       Increase in inventories                                                     (1,148)               (105)
       Increase in prepaid expenses and other current assets                         (375)                (29)
       Increase in accounts payable                                                   133                 962
       Decrease in accrued expenses                                                   (66)               (326)
       Increase (decrease) in income taxes payable                                    186                (429)
                                                                               ----------          ----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                      2,318                 746
                                                                               ----------          ----------

Cash flows from investing activities:
   Purchase of property and equipment                                              (1,138)             (2,566)
   (Increase) decrease in other assets                                               (560)                180

                                                                               ----------          ----------
     NET CASH USED IN INVESTING ACTIVITIES                                         (1,698)             (2,386)
                                                                               ----------          ----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                             26                 225
   Proceeds from (repayments) of  long-term debt                                     (629)                146
   Borrowings under revolving credit facilities                                     1,427               1,744
   Payments under capital leases                                                     (583)               (625)
   Payments of Series B Preferred Stock Dividends                                    (299)               --
                                                                               ----------          ----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (58)              1,490
                                                                               ----------          ----------

Effect of exchange rate change on cash                                                 (7)                (14)

Net decrease (increase) in cash                                                       555                (164)
Cash at beginning of period                                                         1,300                 416
                                                                               ==========          ==========
Cash at end of period                                                          $    1,855          $      252
                                                                               ==========          ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

     Machinery and equipment, net of trade-in, acquired under capital leases   $       95          $  --


                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at March 31, 2001 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements included herein for the three month periods ended March 31, 2001 and 2000 have been reviewed in accordance with Statement on Auditing Standards No. 71 "Interim Financial Information" by the Company's independent accountants. The Consolidated Balance Sheet for December 31, 2000 has been reclassified to conform to the current period's presentation.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options and warrants. Net income (loss) available to common shareholders reflects preferred stock dividends and the accretion of related costs on the Company's Redeemable Preferred Stock issued on June 1, 2000.

NOTE 3.  ACQUISITIONS

On May 1, 2000, the Company's Polese subsidiary purchased the technology and assets of Engelhard Corporation's ("Engelhard") electroless gold plating business in Anaheim, CA for total cash consideration of $317. In addition, a finders' fee consisting of Non Qualified Stock options to purchase 40,000 shares of SEMX Common stock, valued at $426 was recorded. The fair value of assets acquired, including $426 allocated to Goodwill, amounted to $743. Polese Company vacated the Anaheim premises and completed the integration of the electroless gold plating operations into Polese Company's existing facilities during 2000.

On April 10, 2000, the Company's Polese Company subsidiary acquired the assets of Advanced Packaging Concepts ("APC"), a Vista, CA based manufacturer of ceramic packages for the wireless markets, in a business combination accounted for as a purchase. Polese Company acquired the assets of APC for $300 in cash and assumed selected liabilities amounting to $1,000. In addition, Polese Company paid approximately $241 in costs associated with the acquisition of APC. The fair value of assets acquired, including approximately $817 allocated to Goodwill, amounted to approximately $1,541. In a companion transaction, associated intellectual property rights were acquired for approximately 95,000 shares of restricted SEMX common stock, valued at $1,000. The Company vacated the Vista premises and completed the integration of APC's operations into Polese Company's existing facilities during 2000. The results of operations of APC are included in the Company's consolidated financial statements from the dates of acquisition. The proforma effect of the operations of APC from January 1, 1999 to the date of the acquisition on Company's results of operations was immaterial.

NOTE 4.  INVENTORY

Inventories consisted of the following:

                            March 31, 2001
                             (Unaudited)      December 31, 2000
Precious metals               $   1,538           $   1,498
Nonprecious metals                7,610               6,576
                              ---------           ---------
                              $   9,148           $   8,074
                              =========           =========

Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were:

                                                          Three Months Ended
                                                                March 31,
                                                          2001            2000
                                                          ----            ----
Net Income (Loss):                                      $  (143)        $   843
Foreign currency translation adjustment, net of taxes      (225)            (75)
                                                        -------         -------
Total Comprehensive Income (loss)                       $  (368)        $   768
                                                        -------         -------


NOTE 6.  SEGMENT INFORMATION

The Company operates primarily in two industry segments, the Microelectronic Packaging Group and the Wafer Reclaim Services Group. The tables below present information about reported segments:


                                               Microelectronic                             Corporate and
             Three Months Ended                  Packaging           Wafer Reclaim         Reconciling         Consolidated
               March 31, 2001                      Group            Services Group            Items               Totals
------------------------------------------   ------------------     ----------------     ----------------     ----------------
Revenue                                           $ 14,155                  5,268                                 $ 19,423
Cost of goods sold and services performed           10,857                  4,123                                   14,980
                                                  --------               --------                                 --------
Gross profit                                         3,298                  1,145                                    4,443
Operating expenses                                   2,960                  1,070            $    110                4,140
                                                  --------               --------            --------             --------
Operating Income (loss)                           $    338               $     75            $   (110)            $    303
                                                  --------               --------            --------             --------
Segment assets                                    $ 45,914               $ 39,100            $ (5,484)            $ 79,530
                                                  --------               --------            --------             --------
Capital expenditures                              $  1,092               $     46                                 $  1,138
                                                  --------               --------                                 --------
Depreciation expense                              $    898               $    786                                 $  1,684
                                                  --------               --------                                 --------

                                                   Microelectronic                             Corporate and
             Three Months Ended                       Packaging           Wafer Reclaim         Reconciling         Consolidated
               March 31, 2000                           Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                                 $ 12,016            $  4,427                                  $ 16,443
Cost of goods sold and services performed                  7,694               3,518                                    11,212
                                                        --------            --------                                  --------
Gross profit                                               4,322                 909                                     5,231
Operating expenses                                         2,590                 953                                     3,543
                                                        --------            --------                                  --------
Operating Income (loss)                                 $  1,732            $    (44)                                 $  1,688
                                                        --------            --------                                  --------
Segment assets                                          $ 65,479            $ 36,841             $(38,611)            $ 63,709
                                                        --------            --------             --------             --------
Capital expenditures                                    $  1,679            $    887                                  $  2,566
                                                        --------            --------                                  --------
Depreciation expense                                    $    670            $    646                                  $  1,316
                                                        --------            --------                                  --------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - First quarter 2001 compared to first quarter 2000.

DISTRUPTION OF BUSINESS AT POLESE COMPANY:

On March 21, 2001, the Company's Polese Company subsidiary experienced an ammonia gas discharge at its principal manufacturing facility. As a result during March and extending into the second quarter, production and scheduled shipments were disrupted, furnaces and inventory were damaged and additional operating expenses were incurred as a result as of the discharge. The Company carries property and casualty as well as business interruption insurance which covers damaged equipment, inventory, increased operating expenses and lost profits stemming from the ammonia release. The insurance claim relating to the ammonia discharge is still being compiled and in accordance with generally accepted accounting principles an expected reimbursement from insurance is not included in the financial results for the first quarter 2001. However, the extra business costs, damaged inventory and decrease in revenues as a result of the disruption are reflected in the results presented herein.

REVENUE:

Total revenue for the first quarter 2001 of $19,423,000 increased $2,980,000 or 18.1% as compared to the first quarter 2000.

The Company's Microelectronic Packaging Group's first quarter 2001 sales of $14,155,000 increased $2,139,000, or 17.8%, from the first quarter 2000, primarily due to improved sales at Polese Company. SPM's first quarter 2001 sales decreased by $252,000 or 5.9% as compared to the comparable 2000 period. Polese Company's first quarter 2001 sales increased by $2,391,000 or 30.8% as compared to the prior year period reflecting improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new products. The Company estimates that disruptions caused by the ammonia release described above resulted in a reduction of approximately $700,000 in shipments scheduled for the month of March, 2001.

The Company's Wafer Reclaim Services Group first quarter 2001 revenues of $5,268,000 increased $841,000 or 19% as compared to the first quarter 2000 reflecting strong performance at the Group's Singapore operation, ISP.

The Company does a significant amount of international business, both from its domestic locations, as well as through overseas manufacturing locations. Direct sales of the Company's products into foreign markets, as a percentage of consolidated revenue ("foreign sales percentage") during the first three months of 2001 was 23.6%, as compared to 27% for the prior year period. The Company has foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L."), in Malaysia, SPM(M) SDN.BHD ("SPM(M)") and in Singapore, ISP. During the first quarter 2001, the Company derived revenue from ASP B.V. of $745,000, from S.A.R.L. of $228,000, from SPM(M) of $164,000, and from ISP of $1,580,000. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for ASP B.V., S.A.R.L., SPM(M) and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, Ringits and Singapore Dollars, respectively, and constitute a foreign sales percentage of 14% in first quarter 2001 and such revenues are subject to currency fluctuations.

The Company's consolidated backlog as of March 31, 2001 was approximately $34,533,000 compared to a backlog of approximately $24,692,000 at March 31, 2000 and $35,833,000 at December 31, 2000. The Company expects a softening of the backlog in the second quarter, reflecting market conditions in the microelectronic industries. The Company believes the majority of the consolidated backlog at March 31, 2001 includes orders that are expected to be shipped within one year.

GROSS PROFIT:

Gross profit of $4,443,000 for the first quarter 2001 decreased $788,000, or 15.1%, from the first quarter 2000 The

Microelectronic Packaging Group's first quarter 2001 gross profit of $3,298,000 decreased $1,024,000 or 23.7% compared to the first quarter 2000. The Microelectronic Packaging Group's gross profit decrease primarily reflects increased manufacturing infrastructure, as well as less than expected yields, due to transitions involved with shifting production towards assembled thermal management products. As a result of the above, the Microelectronic Packaging Group's gross margin decreased from 36% in last years first quarter to 23.3% in the first quarter 2001. The Microelectronic Packaging Group's gross profit reflects the write off during the quarter of approximately $326,000 of inventory damaged as a result of the ammonia release and accompanying disruptions in production.

The Service Group's first quarter 2001 gross profit of $1,145,000 increased $236,000 or 26% as compared to the comparable periods in 2000 primarily due to increased sales. The Wafer Reclaim Services Group's first quarter 2001 gross margin of 21.7% increased from the first quarter 2000 gross margin of 20.5% primarily due to improved performance at ISP.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the first quarter 2001 increased $597,000, or 16.9% from the comparable 2000 period. The increase in SG&A during the first quarter 2001 was primarily due to increased sales. SG&A expenses as a percentage of revenue decreased slightly from 21.5% in the first quarter 2000 to 21.3% for the first quarter 2001.

INTEREST EXPENSE (NET):

Net interest expense for the first quarter 2001 increased $110,000 from the first quarter 2000. The increase in net interest expense is due to increased debt levels on debt and capital leases used to finance capital expenditures, slightly offset by lower borrowing rates.

PROVISION (CREDIT) FOR INCOME TAXES:

A credit of $74,000 for income tax benefits has been recorded for an operating loss incurred for the current period at an effective rate of 39% for the first quarter of 2001 as compared to a provision of $442,000 at an effective rate of 34% for the first quarter of 2000. The lower effective rates utilized in the 2000 periods reflect state investment credits and Federal R&D tax credits.

MINORITY INTEREST:

The Company has a 50.1% interest in the Wafer Reclaim Services Group's Singapore based ISP operation. In accordance with generally accepted accounting principles the Company fully consolidates the operating results of ISP and then, excludes 49.9% of ISP's net income or loss from its consolidated net income, reflecting the minority owner's share in ISP's results. In the first quarter of 2001 and 2000, the Company has excluded from net income, $29,000 and $22,000 respectively, reflecting the minority owners share of ISP's income, net of tax.

NET INCOME (LOSS):

As a result of the above, the Company had a net loss of $143,000 for the first quarter 2001 as compared to net income of $843,000 for the first quarter 2000.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:

Net income (loss) available to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income per common share and reflects dividends and the accretion of the related costs of the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $67,000 per month representing dividends payable and accretion related to the Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES:

General

To support the Company's growth the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, issuance of Preferred Stock, line of credit facilities, term loans from banks, other bank financing, including gold consignment supply agreements, and capital leases.

Summary of 2001 Activity
------------------------

At March 31 , 2001, the Company had cash and cash equivalents of $1,855,000 and had an available balance on its revolving credit facility of $2,293,000 as compared to $252,000 and $375,000 respectively at March 31, 2000.

Net cash provided by operating activities in the first quarter of 2001 amounted to $2,318,000 as compared to $746,000 in the first quarter of 2000. Cash provided by operations increased compared to the prior years period, principally as a result of first three months operating income and working capital changes.

Cash used by investing activities amounted to $1,698,000 in the first quarter of 2001 compared to $2,386,000 ,in the prior year period. During the three months ended March 31, 2001 and 2000, the Company invested $1,138,000 and $2,566,000, respectively, in property and equipment. This investment excludes $95,000 in the 2001 period and $0 in the 2000 period for equipment acquired under capital leases.

Net Cash used by financing activities amounted to $58,000 in the first quarter of 2001 as compared to cash provided of $1,490,000 during the 2000 period. During the first quarter of 2001 the Company repaid $629,000 under term loans and borrowed $1,427,000 under its Bank revolving line of credit. In addition, the Company made payments of $583,000 under capital lease obligations. On March 31, 2001 the Company paid a semi-annual cash dividend to the holders of Series B Preferred in the amount of $299,000.

Factors Affecting Future Liquidity
----------------------------------

On June 1, 2000, the Company received $10,000,000 in gross proceeds from the issuance of Series B Redeemable Preferred Stock to a group led by ACI. Attached to the instrument were warrants to purchase 1 million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subject to a reset provision dependent on the underlying market price of SEMX Common Stock, with a floor of $7.00 per share. The Series B Preferred Stock is subject to mandatory redemption in 5 years and cash dividends are payable semiannually at a rate of 6%, subject to successive rate increases in the event of uncured late payments or events of default.

On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank. The Credit Facility replaced the existing revolving credit and interim term loan facilities, which the Company had with First Union and Fleet. The Credit Facility, as amended which has a three year term, consists of a formula based $10,000,000 revolving credit facility and a original $6,234,000 term loan which are secured by substantially all of the Company's domestic assets. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,300,000 US) is reserved for issuance of a standby letter of credit in support of the Company's continuing guarantee of ISP's debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of any outstanding debt on the term loan is due on October 31, 2002. In April 2001, the Company entered into an additional $1,437,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings

In August 2000 the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,900,000 US) in term and overdraft borrowings secured by ISP's property and equipment and partially guaranteed by the Company. In conjunction with the refinancing the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,900,000 US) to S$4,000,000 (approximately $2,300,000 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000,000 Singapore dollars issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, Keppel Tatlee Bank could draw down the S$4,000,000 standby letter of credit provided by the Company's Bank.

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

In conjunction with the Company's acquisition of Polese Company on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period of ten years from May 1993, Mr. Polese has the right to receive a portion of (i) the pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During the first quarter of 2001, the Company charged a total of $13,000 against operations under this agreement.

The Company continually seeks to broaden its product lines by various means, including through acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing.

PART II.  OTHER INFORMATION

Item 1-6. Not Applicable


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SEMX CORPORATION

    Date: May 14, 2001                    By: /s/ Gilbert D. Raker
                                          ------------------------

                                   Name:  Gilbert D. Raker

                                   Title: Chairman of the Board and acting
                                          Chief Financial Officer

    Date: May 14, 2001                    By: /s/ Frank J. Polese
                                          -----------------------

                                   Name:  Frank J. Polese

                                   Title: President and Chief Executive Officer