Form 10-Q
period 2001-06-30
SEMX CORP
filed 2001-08-14
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 1-10938

                                SEMX CORPORATION
                                ----------------
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

                                     (1) Yes [X] No [ ]

                                     (2) Yes [X] No [ ]

The number of shares outstanding of the Registrant's sole class of common stock, as of August 7, 2001 was 6,326,403 shares.

                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountant's Report                                    3

         Consolidated Balance Sheets at
         June 30, 2001 and December 31, 2000                                4

         Consolidated Statements of Operations for the three and six
         months ended June 30, 2001 and 2000                                5

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 2001 and 2000                                6

         Notes to Consolidated Financial Statements                        7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              10-14

PART II  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders                15

Item 6.  Not Applicable                                                     15

         Signatures                                                         15

FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature are forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the microelectronic and semiconductor markets and the communications, internet and automotive industries which the Company serves and the economic volatility in geographic markets, such as Asia.

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations for the three-month periods and the six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

July 20, 2001

PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                June 30, 2001         December 31,
                                                                                                  Unaudited               2000
                                                                                              ------------------    ----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                       $    802              $  1,300
   Accounts receivable, less allowance for doubtful accounts of $492 and $354, respectively           8,760                11,524
   Inventories                                                                                        8,723                 8,074
   Prepaid expenses and other current assets                                                          2,212                 1,802
   Deferred income tax assets                                                                           165                   165
                                                                                              ------------------    ----------------
TOTAL CURRENT ASSETS                                                                                 20,662                22,865
                                                                                              ------------------    ----------------
   Property, Plant and Equipment-at cost, net of accumulated depreciation and amortization
   of $26,453, and $23,263 respectively                                                              43,463                44,009
                                                                                              ------------------    ----------------
   Other Assets-net of accumulated amortization
     Goodwill                                                                                         9,131                 9,350
     Technology rights and intellectual property                                                      1,664                 1,754
     Other                                                                                            2,184                 2,111
                                                                                              ------------------    ----------------
TOTAL OTHER ASSETS                                                                                   12,979                13,215
                                                                                              ------------------    ----------------
TOTAL ASSETS                                                                                       $ 77,104              $ 80,089
                                                                                              ==================    ================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                $  6,502              $  6,368
   Accrued expenses                                                                                   2,113                 2,955
   Income taxes payable                                                                                   4                   131
   Current portion of long-term debt and short term obligations                                       2,556                 2,556
   Current portion of obligations under capital leases                                                2,387                 2,443
                                                                                              ------------------    ----------------
TOTAL CURRENT LIABILITIES                                                                            13,562                14,453
                                                                                              ------------------    ----------------
Deferred income tax liabilities                                                                       2,387                 2,610
Long-term debt                                                                                       13,380                12,862
Obligations under capital leases                                                                      2,140                 2,983
                                                                                              ------------------    ----------------
TOTAL LIABILITIES                                                                                    31,469                32,908
                                                                                              ------------------    ----------------
Commitments and Contingencies
Minority Interest in Subsidiary                                                                       1,498                 1,564
Redeemable Preferred Stock:
   Preferred stock - $.10 par value; authorized 1,000,000 shares; designated as Series B
   Preferred Stock: $100 stated value, 100,000 shares issued and outstanding                          9,178                 9,073

Common Shareholders' Equity:
   Common stock-$.10 par value;  authorized  20,000,000  shares,  issued 6,661,003
   and 6,645,128 shares, respectively                                                                   666                   665
   Additional paid-in-capital                                                                        30,026                30,098
   Accumulated other comprehensive loss                                                              (1,110)                 (722)
   Retained earnings                                                                                  5,589                 6,715
                                                                                              ------------------    ----------------
   TOTAL                                                                                             35,171                36,756
   Less: Treasury stock: 334,600 shares at cost                                                        (212)                 (212)
                                                                                              ------------------    ----------------
   TOTAL COMMON SHAREHOLDERS' EQUITY                                                                 34,959                36,544
                                                                                              ------------------    ----------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 77,104              $ 80,089
                                                                                              ==================    ================

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     For The Three Months Ended         For The Six Months Ended
                                                                                June 30,                         June 30
                                                                        2001             2000             2001             2000
                                                                        ----             ----             ----             ----
REVENUE:
   Net Sales                                                           $  11,219        $  12,657        $  25,374       $  24,673
   Service Revenue                                                         4,044            4,974            9,312           9,401
                                                                    -------------    -------------    -------------    -------------
     TOTAL REVENUE                                                        15,263           17,631           34,686          34,074
                                                                    -------------    -------------    -------------    -------------

Cost of Goods Sold                                                         8,090            8,612           18,947          16,306
Cost of Services Performed                                                 4,035            3,612            8,158           7,130
                                                                    -------------    -------------    -------------    -------------
     TOTAL                                                                12,125           12,224           27,105          23,436
                                                                    -------------    -------------    -------------    -------------

Gross Profit                                                               3,138            5,407            7,581          10,638

Selling, General and Administrative Expenses                              (4,168)          (3,776)          (8,308)         (7,319)

Other Operating Income                                                       335                -              335               -
                                                                    -------------    -------------    -------------    -------------

OPERATING INCOME (LOSS)                                                     (695)           1,631             (392)          3,319

Interest Expense                                                             486              495              977             876
                                                                    -------------    -------------    -------------    -------------

INCOME (LOSS) BEFORE PROVISION (CREDIT) FOR INCOME TAXES AND
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                              (1,181)           1,136           (1,369)          2,443

Provision (Credit) for Income Taxes                                         (419)             429             (493)            871
                                                                    -------------    -------------    -------------    -------------

Income (Loss) Before Minority Interest in Consolidated Subsidiary           (762)             707             (876)          1,572

Minority Interest in Income (Loss) of Consolidated Subsidiary                (78)              98              (49)            120
                                                                    -------------    -------------    -------------    -------------

NET INCOME (LOSS)                                                           (684)             609             (827)          1,452

Preferred Stock Dividends and Accretion                                     (201)             (54)            (402)            (54)
                                                                    -------------    -------------    -------------    -------------

Net Income (Loss) Available to Common Shareholders                     $    (885)       $     555        $  (1,229)      $   1,398
                                                                    =============    =============    =============    =============

Basic Income (Loss) per Common Share                                   $   (0.14)       $    0.09        $   (0.19)      $    0.23
Diluted Income (Loss) per Common Share                                 $   (0.14)       $    0.08        $   (0.19)      $    0.21

Weighted Average Number of Common
Shares Outstanding
   Basic                                                                   6,324            6,208            6,321           6,144
   Diluted                                                                 6,324            6,676            6,321           6,627

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                     For The Six Months Ended
                                                                                                             June 30,

                                                                                                    2001                  2000
                                                                                                    ----                  ----
Cash flows from operating activities:
   Net income (Loss)                                                                               $  (827)           $ 1,452
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                                       3,419              2,686
       Other amortization                                                                              493                292
       Deferred income taxes                                                                           (51)              (122)
       Minority interest                                                                               (49)               122
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                                    2,726             (2,636)
       Increase in inventories                                                                        (674)            (2,181)
       Increase in prepaid expenses and other current assets                                          (416)              (176)
       Increase in accounts payable                                                                    162              2,729
       Decrease in accrued expenses                                                                   (511)              (388)
       Decrease in income taxes payable                                                               (127)              (395)
                                                                                                  -----------        -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       4,145              1,383

Cash flows from investing activities:
   Purchase of property and equipment                                                               (3,273)            (3,888)
   (Increase) decrease in other assets                                                                (354)               704
   Acquisitions, cash portion                                                                            -             (1,737)
                                                                                                  -----------        -----------
     NET CASH USED IN INVESTING ACTIVITIES                                                          (3,627)            (4,921)

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                              36                258
   Net proceeds under revolving credit facility                                                        141                  -
   Proceeds from long-term debt                                                                      1,447              3,222
   Net proceeds from issuance of Preferred Stock                                                         -              9,100
   Payments under capital leases                                                                    (1,266)            (1,130)
   Payments of long-term debt                                                                         (916)            (4,342)
   Payments of Series B Preferred Stock Dividends                                                     (299)                 -
                                                                                                  -----------        -----------

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                              (857)             7,108

Effect of exchange rate change on cash                                                                (159)              (105)
                                                                                                  -----------        -----------

Net decrease (increase) in cash                                                                       (498)             3,465
Cash at beginning of period                                                                          1,300                416
                                                                                                  ===========        ===========
Cash at end of period                                                                              $   802            $ 3,881
                                                                                                  ===========        ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

     Machinery and equipment, net of trade-in, acquired under capital leases                       $   376            $   956
     Intellectual property rights acquired with restricted common stock                            $     -            $ 1,000
     Acquisition finders fee paid with non qualified stock options                                 $     -            $   426


                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at June 30, 2001 and the Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 and Cash Flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements included herein for the three and six month periods ended June 30, 2001 and 2000 have been reviewed in accordance with Statement on Auditing Standards No. 71 "Interim Financial Information" by the Company's independent accountants.

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

NOTE 3. ACQUISITIONS

On May 1, 2000, SEMX's Polese Company subsidiary purchased the technology and assets of Engelhard Corporation's ("Engelhard") electroless gold plating business in Anaheim, CA for total cash consideration of $317. In addition, a finders' fee consisting of Non Qualified Stock options to purchase 40,000 shares of SEMX Common stock, valued at $426 was recorded. The fair value of assets acquired, including $426 allocated to Goodwill, amounted to $743. Polese Company vacated the Anaheim premises and completed the integration of the electroless gold plating operations into Polese Company's existing facilities during 2000.

On April 10, 2000, SEMX's Polese Company subsidiary acquired the assets of Advanced Packaging Concepts ("APC"), a Vista, CA based manufacturer of ceramic packages for the wireless markets, in a business combination accounted for as a purchase. Polese Company acquired the assets of APC for $300 in cash and assumed selected liabilities amounting to approximately $1,000. In addition, Polese Company paid approximately $241 in costs associated with the acquisition of APC. The fair value of assets acquired, including approximately $817 allocated to Goodwill, amounted to approximately $1,541. In a companion transaction, associated intellectual property rights were acquired for approximately 95,000 shares of restricted SEMX common stock, valued at $1,000. The Company vacated the Vista premises and completed the integration of APC's operations into Polese Company's existing facilities during 2000. The results of operations of APC are included in the Company's consolidated financial statements from the date of acquisition. The proforma effect of the operations of APC from January 1, 1999 to the date of the acquisition on the Company's results of operations was immaterial.

NOTE 4.  INVENTORY

Inventories, owned by the Company, consisted of the following:

                                                June 30, 2001
                                                 (Unaudited)              December 31, 2000
                                              -------------------         -------------------
Precious metals                                  $  1,228                    $  1,498
Nonprecious metals                                  7,495                       6,576
                                              ===================         ===================
                                                 $  8,723                    $  8,074
                                              ===================         ===================

Inventories, which consist principally of work-in-process inventory, include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market. These amounts do not include any gold consigned to the Company by Fleet Precious Metals as described more fully in Management's Discussion and Analysis, herein.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were:

                                                                  Three Months Ended                     Six Months Ended
                                                                       June 30,                              June 30,
                                                              2001                2000                2001              2000
                                                              ----                ----                ----              ----
Net Income (Loss):                                           $   (684)         $     609             $    (827)        $   1,452
Foreign currency translation adjustment, net of taxes            (163)               106                  (388)               31
                                                          --------------    -----------------     --------------    --------------
Total Comprehensive Income (loss)                            $   (847)         $     715             $  (1,215)        $   1,483



NOTE 6.  SEGMENT INFORMATION

The Company operates primarily in two industry segments, the Microelectronic Packaging Group and the Wafer Reclaim Services Group. The tables below present information about reported segments:

                                                   Microelectronic                             Corporate and
              Six Months Ended                        Packaging           Wafer Reclaim         Reconciling         Consolidated
               June 30, 2001                            Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                              $  25,374              $   9,312                                 $  34,686

Cost of goods sold and services performed               18,947                  8,158                                    27,105
                                                  ------------------     ----------------                          ----------------
Gross profit                                             6,427                  1,154                                     7,581

Operating expenses and other income                      5,763                  2,041            $     169                7,973
                                                  ------------------     ----------------     ----------------     ----------------
Operating Income (loss)                              $     664              $    (887)           $    (169)           $    (392)
                                                  ------------------     ----------------     ----------------     ----------------
Segment assets                                       $  45,053              $  38,154            $  (6,103)           $  77,104
                                                  ------------------     ----------------     ----------------     ----------------
Capital expenditures                                 $   1,760              $   1,513                                 $   3,273
                                                  ------------------     ----------------                          ----------------
Depreciation expense                                 $   1,830              $   1,589                                 $   3,419
                                                  ------------------     ----------------                          ----------------

                                                   Microelectronic                             Corporate and
              Six Months Ended                        Packaging           Wafer Reclaim         Reconciling         Consolidated
               June 30, 2000                            Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                              $  24,673              $   9,401                                 $  34,074

Cost of goods sold and services performed               16,306                  7,130                                    23,436
                                                  ------------------     ----------------                          ----------------
Gross profit                                             8,367                  2,271                                    10,638

Operating expenses and other income                      5,402                  1,917                                     7,319
                                                  ------------------     ----------------                          ----------------
Operating Income                                     $   2,965              $     354                                 $   3,319
                                                  ------------------     ----------------                          ----------------
Segment assets                                       $  82,873              $  37,383            $ (45,877)           $  74,379
                                                  ------------------     ----------------     ----------------     ----------------
Capital expenditures                                 $   2,552              $   1,336                                 $   3,888
                                                  ------------------     ----------------                          ----------------
Depreciation expense                                 $   1,550              $   1,136                                 $   2,686
                                                  ------------------     ----------------                          ----------------

                                                   Microelectronic                             Corporate and
             Three Months Ended                       Packaging           Wafer Reclaim         Reconciling         Consolidated
               June 30, 2001                            Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                              $  11,219              $   4,044                                 $  15,263

Cost of goods sold and services performed                8,090                  4,035                                    12,125
                                                  ------------------     ----------------                          ----------------
Gross profit                                             3,129                      9                                     3,138

Operating expenses and other income                      2,803                    971                   59                3,833
                                                  ------------------     ----------------     ----------------     ----------------
Operating Income (loss)                              $     326              $    (962)                 (59)           $    (695)
                                                  ------------------     ----------------     ----------------     ----------------
Segment assets                                       $  45,053              $  38,154            $  (6,103)           $  77,104
                                                  ------------------     ----------------     ----------------     ----------------
Capital expenditures                                 $     668              $   1,467                                 $   2,135
                                                  ------------------     ----------------                          ----------------
Depreciation expense                                 $     932              $     803                                 $   1,735
                                                  ------------------     ----------------                          ----------------


                                                   Microelectronic                             Corporate and
             Three Months Ended                       Packaging           Wafer Reclaim         Reconciling         Consolidated
               June 30, 2000                            Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                              $  12,657              $   4,974                                 $  17,631

Cost of goods sold and services performed                8,612                  3,612                                    12,224
                                                  ------------------     ----------------                          ----------------
Gross profit                                             4,045                  1,362                                     5,407

Operating expenses                                       2,812                    964                                     3,776
                                                  ------------------     ----------------                          ----------------
Operating Income                                     $   1,233              $     398                                 $   1,631
                                                  ------------------     ----------------                          ----------------
Segment assets                                       $  82,873              $  37,383            $ (45,877)           $  74,379
                                                  ------------------     ----------------     ----------------     ----------------
Capital expenditures                                 $   1,742              $     449                                 $   2,191
                                                  ------------------     ----------------                          ----------------
Depreciation expense                                 $     747              $     487                                 $   1,234
                                                  ------------------     ----------------                          ----------------

NOTE 7. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 is effective for business combinations initiated after June 30, 2001 and purchase business combinations for which the date of acquisition is July 1, 2001 or later. The Company is in the process of analyzing SFAS No. 141 but at this time does not believe that it will have a material effect on its financial position or results of operations. Also in June 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually. The Company is in the process of analyzing SFAS No. 142 but is unable to report the effect the adoption will have on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Second quarter and first six months 2001 compared to second quarter and first six months 2000.

DISRUPTION OF BUSINESS AT POLESE COMPANY - On March 21, 2001, SEMX's Polese Company subsidiary experienced an ammonia gas discharge at its principal manufacturing facility. As a result during March and extending through the second quarter, production and scheduled shipments were disrupted, furnaces and inventory were damaged and additional operating expenses were incurred as a result of the discharge. The Company carries property and casualty as well as business interruption insurance which covers damaged equipment, inventory, increased operating expenses and lost profits stemming from the ammonia release. The insurance claim relating to the ammonia discharge is being compiled and in accordance with generally accepted accounting principles an expected reimbursement from insurance is not included in the financial results for the first six months of 2001. However, the extra business costs, damaged inventory and decrease in revenues as a result of the disruption are reflected in the results presented herein.

REVENUE:

Total revenue for the second quarter 2001 of $15,263,000 decreased by $2,368,000 or 13.4% as compared to the second quarter 2000. Total revenue for the first six months of 2001 of $34,686,000, increased by $612,000 or 1.8% as compared to the similar 2000 period.

The Company's Microelectronic Packaging Group's second quarter 2001 sales of $11,219,000 decreased by $1,438,000, or 11.4%, from the second quarter 2000, reflecting difficult market conditions in the technology sectors that the group serves. SPM's second quarter 2001 sales decreased by $707,000 or 16.3% as compared to the comparable 2000 period reflecting difficult market conditions and decreased gold wire sales. Polese Company's second quarter 2001 sales decreased by $731,000, or 8.8% as compared to the prior year's period reflecting a market slowdown and continuing disruptions caused by the ammonia release, as discussed above. The first six months 2001 sales of the Microelectronic Packaging Group increased by $701,000 or 2.8% over the similar prior year's period. Polese's six months sales have increased by $1,660,000 or 10.3% over the prior year's period, due to improved sales of microprocessor lids, cellular base station heat dissipation products and the introduction of new products in the first quarter of 2001, offset by the ammonia release, and market slowdown developing in the second quarter. The decrease in SPM's first six months 2001 sales of $959,000 or 11% from the prior year's was primarily attributable to decreased sales of gold wire and difficult market conditions; although sales are stronger in the overseas locations. The Company estimates that disruptions caused by the ammonia release described above resulted in a reduction of approximately $700,000 in shipments scheduled for the month of March 2001. The Company continues to work with its insurance carriers to estimate the extent of the lost sales and resulting impacts for the months of April, May and June 2001.

The Company's Wafer Reclaim Services Group's second quarter 2001 revenues decreased by $930,000 or 18.7% as compared to the second quarter 2000. The group's ASP operations revenue of $2,832,000 during the second quarter of 2001, decreased by $868,000 or 23.5% from last year's quarter, reflecting softness in the U.S. and European markets, which continued from the beginning of the year. The group's Singapore based operation ("ISP") second quarter 2001 revenues of $1,212,000 decreased by $62,000 from the prior year's quarter with Asian markets experiencing softening during the second quarter of 2001. First six months 2001 sales of the Wafer Reclaim Services Group decreased by $89,000 or 0.9 % over the comparable period of 2000. The Wafer Reclaim Services Group's revenue decrease for the six-month period, was the result of a slowdown in the semiconductor industry in the U.S and Europe, partially offset by an increase in the demand for reclaimed wafers at ISP during the first quarter.

The Company does a significant amount of international business, both from its domestic locations as well as through overseas manufacturing locations. Domestic and international sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first half of 2001 was 27.3%, as compared to 29.9% for the first half of 2000. This compares to a domestic and international sourced sales percentages of 32.0% for the second quarter 2001 and 27.3% for the second quarter 2000.

Domestically sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first half of 2001 was 14.4%, as compared to 18.6% for the first half of 2000. This compares to domestically sourced sales percentages of 19.2 % for the second quarter 2001 and 20.8% for the second quarter 2000. The majority of domestically sourced foreign sales contracts are written in US Dollars with payment remitted directly in US dollars. Therefore, there is low risk of currency exposure involved.

The Company has foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L."), in Malaysia, SPM(M) SDN.BHD ("SPM(M)") and in Singapore, ISP. During the second quarter 2001, the Company derived revenue from ASP B.V. of $591,000, from S.A.R.L. of $176,000, from SPM(M) of $360,000, and from ISP of $1,212,000. During the first half of 2001, the Company derived revenue from ASP B.V. of $1,336,000, from S.A.R.L. of $404,000 from SPM(M) of $524,000, and from ISP of $2,792,000. Sales for ASP B.V., S.A.R.L., SPM(M) and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, Ringits and Singapore Dollars, respectively, and constitute a foreign sales percentage of 15.3% in the second quarter and 14.6% in the first half of 2001. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions.

The Company's consolidated backlog as of June 30, 2001 was approximately $25,085,000 compared to a backlog of approximately $32,280,000 at June 30, 2000 and $35,833,000 at December 31, 2000. The Company is uncertain as to whether softening of the backlog will continue in the third quarter. The Company believes the majority of the consolidated backlog at June 30, 2001 includes orders that are expected to be shipped within one year.

GROSS PROFIT:

Gross profit of $3,138,000 for the second quarter 2001 decreased by $2,269,000 or 42.0%, from the second quarter 2000. For the first six months of 2001, gross profit decreased by $3,057,000, or 28.7% from the comparable 2000 period.

The Microelectronic Packaging Group's second quarter 2001 gross profit of $3,129,000 decreased by $916,000 or 22.6% compared to the second quarter 2000. The group's first six months 2001 gross profit of $6,427,000 decreased by $1,940,000 or 23.2% from the prior year's period. The Microelectronic Packaging Group's gross profit decrease primarily reflects operating its manufacturing facilities at a level, which exceeded that necessary to generate the revenue earned in the period. In addition the group incurred expenses related to the ammonia incident without the corresponding revenue, as described above. As a result of the above, the Microelectronic Packaging Group's gross margin decreased from 32.0% in last year's second quarter to 27.9% in the second quarter 2001. The gross margin also decreased from 33.9% in the first six months of 2000 to 25.3% in this year's period. The Microelectronic Packaging Group's 2001 gross profit reflects the write off during the first quarter of approximately $326,000 of inventory damaged as a result of the ammonia release and accompanying disruptions in production. In response to the decreases in sales, and softness in the microelectronic industries, during May and June 2001, the Microelectronic Packaging Group reduced its headcount by approximately 17% from the beginning of the year levels.

The Wafer Reclaim Services Group's second quarter 2001 gross profit of $9,000 decreased by $1,353,000 or 99.3% from the second quarter of 2000. The group's first six months 2001 gross profit of $1,154,000 decreased $1,117,000 or 49.2% from the prior year's period. The decline in gross profit for both the three and six month periods were primarily due to decreases in sales, as the group's facilities struggled to adjust their breakeven level of operations. As a result of the above, gross margins for the Wafer Reclaim Services Group decreased from 27.4% in the second quarter of 2000 to 0.2% in the second quarter of 2001. First six months 2001 gross margin decreased to 12.4% from 24.2% in the comparable prior year period. In response to the above, during May and June 2001, the group's ASP operation reduced headcount by approximately 18% from beginning of year levels. In addition, the Wafer Reclaim Services Group is exploring additional products and alternative uses for silicon to augment the declining demand for reclaimed wafers.

OTHER OPERATING INCOME:

During the second quarter of 2001, SEMX's Polese Company subsidiary reached an agreement with a principal supplier which included retroactive price adjustments for raw materials purchased during 2001 and 2000. As a result of this agreement, Polese Company was able to lower its material costs during the second quarter and will realize a future benefit as well. $335,000 of the total $550,000 settlement reached related to prior periods and accordingly was recorded as Other Operating Income in order to segregate this amount from current period Cost of Goods sold.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the second quarter 2001 increased by $392,000, or 10.4% from the comparable 2000 period. SG&A expenses in the first six months of 2001 increased by $989,000, or 13.5% from the comparable 2000 period. The increase in SG&A during the second quarter and first six months 2001 was due to increased sales and engineering personnel, increased travel and increased research and development costs. SG&A expenses as a percentage of revenue increased from 21.4% in the second quarter 2000 to 27.3% for the second quarter 2001 reflecting the factors above and the decrease in revenue for the 2001 second quarter. SG&A expenses as a percentage of revenue for the first six months of 2001 was 24% compared to 21.5% in the comparable prior year's period.

INTEREST EXPENSE (NET):

Net interest expense for the second quarter 2001 decreased by $9,000 from the second quarter 2000. Interest expense for the first six months of 2001 increased by $101,000. The decrease in net interest expense for the second quarter is due to lower interest rates on bank term and revolver borrowings which are indexed to the prime rate, as well as reductions in capital lease borrowings in the Wafer Reclaim Services Group as several five year leases matured. Included in interest expense for all periods presented are fees paid under the Company's gold consignment arrangement with Fleet Precious metals as described below. Consignment fees included in interest expense, amounted to $14,000 and $27,000 for the second quarter and the first six months of 2001, respectively and $16,000 and $31,000 for the comparable second quarter and six month periods of last year, respectively.

PROVISION (CREDIT) FOR INCOME TAXES:

A credit of $419,000 for income tax benefit has been recorded for the second quarter of 2001 at an effective rate of 35.5% as compared a to provision of $429,000 at an effective rate of 37.8% for the second quarter of 2000. A credit of $493,000 for income tax benefit has been recorded for the first six months of 2001 at an effective rate of 36.0% as compared to a provision of $871,000 at an effective rate of 35.7% for the first six months of 2000.

MINORITY INTEREST:

The Company has a 50.1% interest in the Wafer Reclaim Services Group's Singapore based ISP operation. In accordance with generally accepted accounting principles the Company fully consolidates the operating results of ISP and then, excludes 49.9% of ISP's net income or loss from its consolidated net income or loss, reflecting the minority owners' share in ISP's results. In the second quarter and the first six months of 2001, the Company has excluded from net loss, $78,000 and $49,000 respectively, reflecting the minority owners' share of ISP's loss, net of tax benefits. In the second quarter and the first six months of 2000, the Company has excluded from net income, $98,000 and $120,000 respectively, reflecting the minority owners' share of ISP's income, net of tax.

NET INCOME (LOSS):

As a result of the above, the Company had a net loss of $684,000 for the second quarter 2001 as compared to net income of $609,000 for the second quarter 2000. The Company's results for the first six months of 2001 were a loss of $827,000 compared to income of $1,452,000 in the prior year's period.

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS:

Net income (loss) available to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income per common share and it is equal to Net Income for a given period less the dividends and the accretion of related costs of the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $67,000 per month representing dividends payable and the accretion related to the Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES:

General

To enable the Company's growth SEMX has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, the issuance of Common and Preferred Stock, credit facilities from banks, gold consignment supply agreements, and capital leases.

Summary of 2001 Activity

At June 30, 2001, the Company had cash and cash equivalents of $802,000 and had an available balance on its revolving credit facility of $1,503,000 as compared to $3,881,000 and $4,131,000 respectively at June 30, 2000. The cash and availability position at June 30, 2000 were considerably higher than June 30, 2001 levels, as a result of the closing on the Company's Series B Preferred Stock in June 2000.

Net cash provided by operating activities in the first six months of 2001 amounted to $4,145,000 as compared to $1,383,000 in the first six months of 2000. Cash provided by operations increased compared to the prior year's period, principally as a result of the first six months working capital changes.

Cash used by investing activities amounted to $3,627,000 in the first six months of 2001 compared to $4,921,000, in the prior year period. During the six months ended June 30, 2001 and 2000, the Company invested $3,273,000 and $3,888,000, respectively, in property and equipment. This investment excludes $376,000 in the 2001 period and $956,000 in the 2000 period for equipment acquired under capital leases.

Net Cash used in financing activities amounted to $857,000 in the first six months of 2001 as compared to cash provided of $7,108,000 during the 2000 period. During the first six months of 2001 the Company repaid $1,070,000 under term loans and borrowed a net, $141,000 under its Bank revolving line of credit. During the first six months of 2001, the Company borrowed an additional $1,447,000 under its existing term loan facility, and paid down its Bank revolving line of credit. In addition, the Company made payments of $1,266,000 under capital lease obligations. On March 31, 2001 the Company paid a semi-annual cash dividend to the holders of the Company's Series B Preferred in the amount of $299,000.

Factors Affecting Future Liquidity

On June 1, 2000, the Company received $10,000,000 in gross proceeds from the issuance of Series B Redeemable Preferred Stock to a group led by ACI Capital Company ("ACI"). Attached to the instrument were warrants to purchase one million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, which were subsequently adjusted to a value of $7.00 per share pursuant to a reset provision in the underlying warrant agreement. The Series B Preferred Stock is subject to mandatory redemption in 5 years and cash dividends are payable semiannually at a rate of 6%, subject to successive rate increases in the event of uncured late payments or events of default.

On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank. The Credit Facility replaced the existing revolving credit and interim term loan facilities, which the Company had with First Union and Fleet Banks. The Credit Facility, as amended, which has a three-year term, consists of a formula based $10,000,000 revolving credit facility and an original $6,234,000 term loan, both of which are secured by substantially all of the Company's domestic assets. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,200,000 US) is reserved for issuance of a standby letter of credit in support of the Company's guarantee of ISP's debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of any outstanding debt on the term loan is due on October 31, 2002. In April 2001, the Company entered into an additional $1,447,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings.

In August 2000 the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 Singapore dollars (approximately $6,600,000
US) in term and overdraft borrowings secured by ISP's property and equipment and partially guaranteed by the Company. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,800,000 US) to S$4,000,000 Singapore dollars (approximately $2,200,000 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000,000 Singapore dollars issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, Keppel Tatlee Bank could draw down the S$4,000,000 Singapore dollars standby letter of credit provided by the Company's Bank.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expires June 30, 2002. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,500 troy ounces of gold or gold having a market value of $2,400,000. The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 5.6% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense.

In conjunction with the Company's acquisition of Polese Company, on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period from May 1993 through December 2002, Mr. Polese has the right to receive a portion of (i) the annual pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During the first quarter of 2001, the Company charged a total of $13,000 against operations under this agreement.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 8, 2001, the registrant conducted its annual meeting. At such meeting, stockholders of record as of the close of business on March 20, 2001 were entitled to notice of and to vote at the meeting. Out of a total of 6,322,278 shares entitled to vote at the meeting, 6,020,611 shares, or 95% were present in person or by proxy at said meeting. The matters voted on at the meeting were limited to: the election of seven directors to serve for one year and until their successors are elected and qualify and the ratification of the appointment of Goldstein Golub Kessler LLP as the Company's auditors for the year ending December 31, 2001.

The following Directors were elected at such meeting:

          Douglas S. Holladay, Jr.       Mark A. Pinto
          Andrew Lozyniak                Frank J. Polese
          John U. Moorhead II            Gilbert D. Raker
          Kevin S. Penn

In additions, the shareholders ratified the election of Goldstein Golub Kessler LLP as the Company's auditors.

Items 1. - 6. Exhibits and Reports on Form 8-K

Not Applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SEMX CORPORATION

    Date: August 13, 2001                By: /s/ Gilbert D. Raker
                                         ------------------------

                                  Name:  Gilbert D. Raker
                                  Title: Chairman of the Board and acting
                                         Chief Financial Officer

    Date: August 13, 2001                By: /s/ Frank J. Polese
                                         -----------------------

                                  Name:  Frank J. Polese
                                  Title: President and Chief Executive Officer