Form 10-Q
period 2001-09-30
SEMX CORP
filed 2001-11-14
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

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

                               (1) Yes [X] No [ ]

                               (2) Yes [X] No [ ]

The number of shares outstanding of the Registrant's sole class of common stock, as of November 4, 2001 was 6,325,705 shares.

                                TABLE OF CONTENTS

                                                                         Page No
                                                                         -------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Independent Accountant's Report                                      3

         Consolidated Balance Sheets at
         September 30, 2001 and December 31, 2000                             4

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2001 and 2000                             5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2001 and 2000                             6

         Notes to Consolidated Financial Statements                        7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              11-16

PART II  OTHER INFORMATION

Item 6.  Not Applicable                                                      17

         Signatures                                                          17

FORWARD-LOOKING INFORMATION

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

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of September 30, 2001, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

October 19, 2001

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SEMX CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                          September 30, 2001          December 31,
                                                                                               Unaudited                  2000
                                                                                          --------------------     -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                 $    968                 $  1,300
   Accounts receivable, less allowance for doubtful accounts of $407 and $354,                  6,951                   11,524
   Inventories                                                                                  8,765                    8,074
   Prepaid expenses and other current assets                                                    2,854                    1,802
   Deferred income tax assets                                                                     165                      165
                                                                                             --------                 --------
TOTAL CURRENT ASSETS                                                                           19,703                   22,865
                                                                                             --------                 --------
   Property, Plant and Equipment-at cost, net of accumulated depreciation and
   amortization of $28,208, and $23,263 respectively                                           45,173                   44,009
                                                                                             --------                 --------
   Other Assets-net of accumulated amortization
     Goodwill                                                                                   8,956                    9,350
     Technology rights and intellectual property                                                1,619                    1,754
     Other                                                                                        628                    2,111
                                                                                             --------                 --------
TOTAL OTHER ASSETS                                                                             11,203                   13,215
                                                                                             --------                 --------
TOTAL ASSETS                                                                                 $ 76,079                 $ 80,089
                                                                                             ========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                          $  5,035                 $  6,368
   Accrued expenses                                                                             1,843                    2,955
   Income taxes payable                                                                             -                      131
   Current portion of long-term debt and short term obligations                                 1,846                    2,556
   Current portion of obligations under capital leases                                          2,446                    2,443
                                                                                             --------                 --------
TOTAL CURRENT LIABILITIES                                                                      11,170                   14,453
                                                                                             --------                 --------
Deferred income tax liabilities                                                                 2,424                    2,610
Long-term debt                                                                                 14,406                   12,862
Obligations under capital leases                                                                4,001                    2,983
                                                                                             --------                 --------
TOTAL LIABILITIES                                                                              32,001                   32,908
                                                                                             --------                 --------
Commitments and Contingencies

Minority Interest in Subsidiary                                                                 1,590                    1,564
Redeemable Preferred Stock:
   Preferred stock - $.10 par value; authorized 1,000,000 shares; designated as Series B
   Preferred Stock: $100 stated value, 100,000 shares issued and outstanding                    9,231                    9,073

COMMON SHAREHOLDERS' EQUITY:
   Common stock-$.10 par value; authorized 20,000,000 shares, issued 6,663,503 and
   6,645,128 shares, respectively                                                                 666                      665
   Additional paid-in-capital                                                                  29,939                   30,098
   Accumulated other comprehensive loss                                                          (916)                    (722)
   Retained earnings                                                                            3,787                    6,715
                                                                                             --------                 --------
   TOTAL                                                                                       33,476                   36,756
   Less: Treasury stock: 337,800 and 334,600 shares at cost, respectively                        (219)                    (212)
                                                                                             --------                 --------
   TOTAL COMMON SHAREHOLDERS' EQUITY                                                           33,257                   36,544
                                                                                             --------                 --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 76,079                 $ 80,089
                                                                                             ========                 ========

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       For The Three Months Ended       For The Nine Months Ended
                                                                               September 30,                  September 30,
                                                                          2001           2000             2001            2000
                                                                          ----           ----             ----            ----
REVENUE:

   Net Sales                                                           $  8,645        $ 13,916         $ 34,019        $ 38,589
   Service Revenue                                                        3,423           5,186           12,735          14,587
                                                                       --------        --------         --------        --------
     TOTAL REVENUE                                                       12,068          19,102           46,754          53,176
                                                                       --------        --------         --------        --------

Cost of Goods Sold                                                        7,316          10,299           26,263          26,605
Cost of Services Performed                                                3,539           3,893           11,697          11,023
                                                                       --------        --------         --------        --------
     TOTAL                                                               10,855          14,192           37,960          37,628
                                                                       --------        --------         --------        --------

Gross Profit                                                              1,213           4,910            8,794          15,548

Selling, General and Administrative Expenses                             (3,776)         (3,963)         (12,084)        (11,282)

Other Operating Income                                                      500               -              835               -
                                                                       --------        --------         --------        --------

OPERATING INCOME (LOSS)                                                  (2,063)            947           (2,455)          4,266

Interest Expense                                                            448             372            1,425           1,248
                                                                       --------        --------         --------        --------

INCOME  (LOSS)  BEFORE  PROVISION  (CREDIT) FOR INCOME TAXES AND
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                             (2,511)            575           (3,880)          3,018

Provision (Credit) for Income Taxes                                        (900)            186           (1,393)          1,057
                                                                        -------        --------         --------        --------

Income (Loss) Before Minority Interest in Consolidated Subsidiary        (1,611)            389           (2,487)          1,961

Minority Interest in Income (Loss) of Consolidated Subsidiary              (113)             75             (162)            195
                                                                        -------        --------         --------       ---------


NET INCOME (LOSS)                                                        (1,498)            314           (2,325)          1,766

Preferred Stock Dividends and Accretion                                    (201)           (202)            (603)           (256)
                                                                        -------        --------         --------       ---------

Net Income (Loss) Available to Common Shareholders                     $ (1,699)       $    112         $ (2,928)        $  1,510
                                                                       ========        ========         ========         ========

Basic Income (Loss) per Common Share                                   $  (0.27)       $   0.02         $  (0.46)        $   0.24
Diluted Income (Loss) per Common Share                                 $  (0.27)       $   0.02         $  (0.46)        $   0.23

Weighted Average Number of Common
Shares Outstanding

   Basic                                                                  6,331           6,256           6,324            6,185
   Diluted                                                                6,331           6,580           6,324            6,607


                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                     For The Nine Months Ended
                                                                                                            September 30,
                                                                                                     2001                  2000
                                                                                                     ----                  ----
Cash flows from operating activities:
   Net income (Loss)                                                                               $(2,325)             $  1,766
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization of property and equipment                                       5,146                 4,155
       Other amortization                                                                              745                   474
       Deferred income taxes                                                                          (167)                   (7)
       Minority interest                                                                              (162)                  195
     Changes in operating assets and liabilities:
       Decrease (increase) in accounts receivable                                                    4,573                (4,527)
       Increase in inventories                                                                        (691)               (1,663)
       Increase in prepaid expenses and other current assets                                         (1052)                 (541)
       Increase (decrease)  in accounts payable                                                     (1,333)                1,937
       Increase (decrease) in accrued expenses                                                        (813)                   19
       Decrease in income taxes payable                                                               (131)                 (262)
                                                                                                  --------              --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                       3,790                 1,546

Cash flows from investing activities:
   Purchase of property and equipment                                                               (3,856)               (7,009)
   (Increase) decrease in other assets                                                               1,506                  (581)
   Acquisitions, cash portion                                                                            -                (1,737)
                                                                                                  --------              --------
     NET CASH USED IN INVESTING ACTIVITIES                                                          (2,350)               (9,327)

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                              39                   373
   Purchase of treasury stock                                                                           (7)                    -
   Net proceeds under revolving credit facility                                                      1,323                   967
   Proceeds from long-term debt                                                                      1,771                 1,523
   Net proceeds from issuance of Preferred Stock                                                         -                 9,100
   Payments under capital leases                                                                    (1,883)               (1,907)
   Payments of long-term debt                                                                       (2,260)               (2,003)
   Payments of Series B Preferred Stock Dividends                                                     (600)                 (201)
                                                                                                  --------              --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            (1,617)                7,852

Effect of exchange rate change on cash                                                                (155)                  (32)
                                                                                                  --------              --------
Net (decrease) increase in cash                                                                       (332)                   39
Cash at beginning of period                                                                          1,300                   416
                                                                                                  --------              --------
Cash at end of period                                                                             $    968              $    455
                                                                                                  ========              ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

     Machinery and equipment, net of trade-in, acquired under capital leases                      $  2,972               $ 1,151
     Intellectual property rights acquired with restricted common stock                           $      -               $ 1,000
     Acquisition finders fee paid with non qualified stock options                                $      -               $   426


                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at September 30, 2001 and the Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 and Cash Flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The financial statements included herein for the three and nine-month periods ended September 30, 2001 and 2000 have been reviewed in accordance with Statement on Auditing Standards No. 71 "Interim Financial Information" by the Company's independent accountants.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options and warrants. In loss periods all potential common shares are excluded because their inclusion would be antidilutive. Net income (loss) available to common shareholders reflects preferred stock dividends and the accretion of related costs on the Company's Redeemable Preferred Stock issued on June 1, 2000.

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

NOTE 4.  INVENTORY

Inventories, owned by the Company, consisted of the following:

                                September 30, 2001            December 31,
                                    (Unaudited)                  2000
                                ------------------          ---------------
Precious metals                    $   1,277                  $   1,498
Nonprecious metals                     7,488                      6,576
                                   ---------                  ---------
                                   $   8,765                  $   8,074
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

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The components of the Company's total comprehensive income (loss) were:

                                                                  Three Months Ended                     Nine Months Ended
                                                                    September 30,                          September 30,
                                                              2001                2000                2001              2000
                                                              ----                ----                ----              ----
Net Income (Loss):                                           $ (1,498)         $     314             $  (2,325)        $   1,766
Foreign currency translation adjustment, net of taxes             194               (365)                 (194)             (334)
                                                             --------          ---------             ---------         ---------
Total Comprehensive Income (loss)                            $ (1,304)         $     (51)            $  (2,519)        $   1,432
                                                             ========          =========             =========         =========


NOTE 6.  SEGMENT INFORMATION

The Company operates primarily in two industry segments, the Microelectronic Packaging Group and the Wafer Reclaim Services Group. The tables below present information about reported segments:

                                                   Microelectronic                             Corporate and
             Nine Months Ended                        Packaging           Wafer Reclaim         Reconciling         Consolidated
             September 30, 2001                         Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                              $  34,019              $  12,735                                 $  46,754
Cost of goods sold and services performed               26,263                 11,697                                    37,960
                                                     ---------              ---------                                 ---------
Gross profit                                             7,756                  1,038                                     8,794
Operating expenses and other income                      8,075                  2,955            $     219               11,249
                                                     ---------              ---------            ---------            ---------
Operating Income (loss)                              $    (319)             $  (1,917)           $    (219)           $  (2,455)
                                                     ---------              ---------            ---------            ---------
Segment assets                                       $  44,657              $  37,486            $  (6,064)           $  76,079
                                                     ---------              ---------            ---------            ---------
Capital expenditures                                 $   2,059              $   1,797                                 $   3,856
                                                     ---------              ---------                                 ---------
Depreciation expense                                 $   2,764              $   2,382                                 $   5,146
                                                     ---------              ---------                                 ---------

                                                   Microelectronic                             Corporate and
             Nine Months Ended                        Packaging           Wafer Reclaim         Reconciling         Consolidated
             September 30, 2000                         Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                              $  38,589              $  14,587                                 $  53,176
Cost of goods sold and services performed               26,605                 11,023                                    37,628
                                                     ---------              ---------                                 ---------
Gross profit                                            11,984                  3,564                                    15,548
Operating expenses and other income                      8,374                  2,908                                    11,282
                                                     ---------              ---------                                 ---------
Operating Income                                     $   3,610              $     656                                 $   4,266
                                                     ---------              ---------                                 ---------
Segment assets                                       $  85,375              $  38,958            $ (49,380)           $  74,953
                                                     ---------              ---------            ---------            ---------
Capital expenditures                                 $   4,074              $   2,938                                 $   7,009
                                                     ---------              ---------                                 ---------
Depreciation expense                                 $   2,191              $   1,964                                 $   4,155
                                                     ---------              ---------                                 ---------

                                                   Microelectronic                             Corporate and
             Three Months Ended                       Packaging           Wafer Reclaim         Reconciling         Consolidated
             September 30, 2001                         Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                              $   8,645              $   3,423                                 $  12,068
Cost of goods sold and services performed                7,316                  3,539                                    10,855
                                                     ---------              ---------                                 ---------
Gross profit                                             1,329                   (116)                                    1,213
Operating expenses and other income                      2,312                    914                   50                3,276
                                                     ---------              ---------            ---------            ---------
Operating Income (loss)                              $    (983)             $  (1,030)                 (50)           $  (2,063)
                                                     ---------              ---------            ---------            ---------
Segment assets                                       $  44,657              $  37,486            $  (6,064)           $  76,079
                                                     ---------              ---------            ---------            ---------
Capital expenditures                                 $     299              $     284                                 $     583
                                                     ---------              ---------                                 ---------
Depreciation expense                                 $     934              $     793                                 $   1,727
                                                     ---------              ---------                                 ---------

                                                   Microelectronic                             Corporate and
             Three Months Ended                       Packaging           Wafer Reclaim         Reconciling         Consolidated
             September 30, 2000                         Group            Services Group            Items               Totals
---------------------------------------------     ------------------     ----------------     ----------------     ----------------
Revenue                                              $  13,916              $   5,186                                 $  19,102
Cost of goods sold and services performed               10,299                  3,893                                    14,192
                                                     ---------              ---------                                 ---------
Gross profit                                             3,617                  1,293                                     4,910
Operating expenses                                       2,973                    990                                     3,963
                                                     ---------              ---------                                 ---------
Operating Income                                     $     644              $     303                                 $     947
                                                     ---------              ---------                                 ---------
Segment assets                                       $  85,375              $  38,958            $ (49,380)           $  74,953
                                                     ---------              ---------            ---------            ---------
Capital expenditures                                 $   1,519              $   1,602                                 $   3,121
                                                     ---------              ---------                                 ---------
Depreciation expense                                 $     774              $     695                                 $   1,469
                                                     ---------              ---------                                 ---------

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

NOTE 8.  SUBSEQUENT EVENT - SETTLEMENT OF BUSINESS INTERRUPTION INSURANCE CLAIM

On March 21, 2001, SEMX's Polese Company subsidiary experienced an ammonia gas discharge at its principal manufacturing facility. As a result during March and extending through the third quarter, production and scheduled shipments were disrupted, furnaces and inventory were damaged and additional operating expenses were incurred as a result of the discharge. In May 2001, the Company received a property insurance settlement of $300 for repair and replacement of damaged equipment. In addition the Company carries business interruption insurance which covers damaged inventory, increased operating expenses and lost profits stemming from the ammonia release. Although a $500 advance was received in August 2001 for business interruption, the final cash settlement of the insurance claim relating to the ammonia discharge was not received by September 30, 2001 and not included in the accompanying financial statements. However, the extra business costs, damaged inventory and decrease in revenues as a result of the disruption are reflected in the results presented herein. In November 2001, the Company agreed to payment of $1,000 cash from the insurance carrier in final settlement of the business interruption insurance claim related to the ammonia release. Management has presented the proforma effect of this settlement as if it occurred during the period below:

Proforma - assuming final settlement recorded in September, 2001:

                                                                        For The Three Months Ended        For The Nine Months Ended
                                                                             September 30, 2001              September 30, 2001
                                                                         Actual          Proforma         Actual        Proforma
                                                                         ------          --------         ------        --------
Total Revenue                                                           12,068           12,068           46,754         46,754

Total Cost of Goods Sold and Services Performed                         10,855           10,855           37,960         37,960
                                                                     ---------        ---------        ---------      ---------
Gross Profit                                                             1,213            1,213            8,794          8,794

Selling, General and Administrative Expenses                            (3,776)          (3,776)         (12,084)       (12,084)

Other Operating Income                                                     500            1,500              835          1,835
                                                                     ---------        ---------        ---------      ---------

OPERATING INCOME (LOSS)                                                 (2,063)          (1,063)          (2,455)        (1,455)

Interest Expense                                                           448              448            1,425          1,425
                                                                     ----------       ---------        ---------      ---------

INCOME  (LOSS)  BEFORE  PROVISION  (CREDIT) FOR INCOME TAXES AND
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                            (2,511)          (1,511)          (3,880)        (2,880)

Provision (Credit) for Income Taxes                                       (900)            (541)          (1,393)        (1,034)
                                                                     ----------       ---------        ---------      ---------

Income (Loss) Before Minority Interest in Consolidated Subsidiary       (1,611)            (970)          (2,487)        (1,846)

Minority Interest in Income (Loss) of Consolidated Subsidiary             (113)            (113)            (162)          (162)
                                                                     ----------       ---------        ---------      ---------

NET INCOME (LOSS)                                                       (1,498)            (857)          (2,325)        (1,684)

Preferred Stock Dividends and Accretion                                   (201)            (201)            (603)          (603)
                                                                     ---------        -------------    ---------      ---------

Net Income (Loss) Available to Common Shareholders                   $  (1,699)       $  (1,058)       $  (2,928)     $  (2,287)
                                                                     =========        =========        =========      =========

Basic Income (Loss) per Common Share                                 $   (0.27)       $   (0.17)       $   (0.46)     $   (0.36)
Diluted Income (Loss) per Common Share                               $   (0.27)       $   (0.17)       $   (0.46)     $   (0.36)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Third quarter and first nine months 2001 compared to third quarter and first nine months 2000.

DISRUPTION OF BUSINESS AT POLESE COMPANY - On March 21, 2001, SEMX's Polese Company subsidiary experienced an ammonia gas discharge at its principal manufacturing facility. As a result during March and extending through the third quarter, production and scheduled shipments were disrupted, furnaces and inventory were damaged and additional operating expenses were incurred as a result of the discharge. In May, 2001, the Company received a property insurance settlement of $300,000 for repair and replacement of damaged equipment. In addition, the Company has business interruption insurance which covers damaged inventory, increased operating expenses and lost profits stemming from the ammonia release. Although a $500,000 business interruption advance was received in August 2001, the final cash settlement of the insurance claim relating to the ammonia discharge was not received by September 30, 2001 and in accordance with generally accepted accounting principles, was not included in the financial results for the first nine months of 2001. However, the extra business costs, damaged inventory and decrease in revenues as a result of the disruption are reflected in the results presented herein. In November 2001, the Company agreed to payment of $1,000,000 cash from the insurance carrier in final settlement of the business interruption insurance claim related to the ammonia release. Management has presented the proforma effect of this settlement in Note 8 Subsequent Events to the financial statements included herein.

REVENUE:

Total revenue for the third quarter 2001 of $12,068,000 decreased by $7,034,000 or 36.8% as compared to the third quarter 2000. Total revenue for the first nine months of 2001 of $46,754,000, decreased by $6,422,000 or 12.1% as compared to the similar 2000 period.

The Company's Microelectronic Packaging Group's third quarter 2001 sales of $8,645,000 decreased by $5,271,000, or 37.9%, from the third quarter 2000, reflecting difficult market conditions in the technology sectors that the group serves. SPM's third quarter 2001 sales decreased by $1,143,000 or 25.9% as compared to the comparable 2000 period reflecting difficult market conditions and decreased gold wire sales. Polese Company's third quarter 2001 sales decreased by $4,128,000, or 43.4% as compared to the prior year's period reflecting a market slowdown and continuing disruptions caused by the ammonia release, as discussed above. The first nine months 2001 sales of the Microelectronic Packaging Group decreased by $4,570,000 or 11.8% over the similar prior year's period. Polese's nine months sales have decreased by $2,468,000, or 9.6% over the prior year's period, due the ammonia release, and market slowdown experienced in the second and third quarters. The decrease in SPM's first nine months 2001 sales of $2,102,000 or 16.2% from the prior year's was primarily attributable to decreased sales of gold wire and difficult market conditions; although sales were stronger in the Company's overseas locations. The Company estimates the total extent of the lost sales resulting from the ammonia release for the nine-month period ended September 30, 2001 were approximately $3,000,000.

The Company's Wafer Reclaim Service Group's third quarter 2001 revenues decreased by $1,763,000 or 34.0% as compared to the third quarter 2000. The group's ASP operations revenue of $2,460,000 during the third quarter of 2001, decreased by $1,267,000 or 34.0% from last year's quarter, reflecting softness in the U.S. and European markets, which continued from the beginning of the year. The group's Singapore based operation ("ISP") third quarter 2001 revenues of $963,000 decreased by $496,000 from the prior year's quarter with Asian markets experiencing continued softening in the third quarter of 2001. First nine months 2001 sales of the Wafer Reclaim Services Group's decreased by $1,852,000 or 12.7% over the comparable period of 2000. The Wafer Reclaim Services Group revenue decrease for the nine month period, was the result of a slowdown in the semiconductor industry in the U.S., Europe and Asia.

The Company does a significant amount of international business, both from its domestic locations as well as through overseas manufacturing locations. Domestic and international sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first nine months of 2001 was 26.6%, as compared to 27.1% for the first nine months of 2000. This compares to a domestic and international sourced sales percentages of 24.7% for the third quarter 2001 and 22.0% for the third quarter 2000.

Domestically sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first nine months of 2001 was 12.8%, as compared to 14.1% for the first nine months of 2000. This compares to domestically sourced sales percentages of 8.3% for the third quarter 2001 and 9.0% for the third quarter 2000. The majority of domestically sourced foreign sales contracts are written in US Dollars with payment remitted directly in US dollars. Therefore, there is low risk of currency exposure involved.

The Company has foreign manufacturing operations in the Netherlands ("ASP B.V."), in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L."), in Malaysia, SPM(M) SDN.BHD ("SPM(M)") and in Singapore, ISP. During the third quarter 2001, the Company derived revenue from ASP B.V. of $515,000, from S.A.R.L. of $392,000, from SPM(M) of $459,000, and from ISP of $963,000. During the first nine months of 2001, the Company derived revenue from ASP B.V. of $1,851,000, from S.A.R.L. of $796,000 from SPM(M) of $983,000, and from ISP of $3,755,000.
Sales for ASP B.V., S.A.R.L., SPM(M) and ISP are conducted in the local currencies of Dutch Guilders, Dirhams, Ringits and Singapore Dollars, respectively, and constitute a foreign sales percentage of 19.3% in the third quarter and 15.8% in the first nine months of 2001. This compares to 14.0% in the third quarter 2000 and 14.0% in the first nine months of 2000. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions.

The Company's consolidated backlog as of September 30, 2001 was approximately $16,970,000 compared to a backlog of approximately $26,839,000 at September 30, 2000 and $35,833,000 at December 31, 2000. The Company is uncertain as to whether softening of the backlog will continue in the fourth quarter. The Company believes the majority of the consolidated backlog at September 30, 2001 includes orders that are expected to be shipped within one year.

GROSS PROFIT:

Gross profit of $1,213,000 for the third quarter 2001 decreased by $3,697,000 or 75.3%, from the third quarter 2000. For the first nine months of 2001, gross profit decreased by $6,754,000, or 43.4% from the comparable 2000 period.

The Microelectronic Packaging Group's third quarter 2001 gross profit of $1,329,000 decreased by $2,288,000 or 63.3% compared to the third quarter 2000. The group's first nine months 2001 gross profit of $7,756,000 decreased by $4,228,000 or 35.3% from the prior year's period. The Microelectronic Packaging Group's gross profit decrease primarily reflects operating its manufacturing facilities at a level, which exceeded that necessary to generate the revenue earned in the period. In addition the group incurred expenses related to the ammonia incident without the corresponding revenue, as described above. As a result of the above, the Microelectronic Packaging Group's gross margin decreased from 26.0% in last year's third quarter to 15.4% in the third quarter 2001. The gross margin also decreased from 31.1% in the first nine months of 2000 to 22.8% in this year's period. The Microelectronic Packaging Group's 2001 gross profit reflects the write off during the second quarter of approximately $326,000 of inventory damaged as a result of the ammonia release and accompanying disruptions in production. In response to the decreases in 2001 sales, and softness in the microelectronic industries, the Microelectronic Packaging Group reduced its headcount several times during the period. As of September 30, 2001 headcount was reduced by approximately 59.0% from the beginning of the year levels.

The Wafer Reclaim Services Group's third quarter 2001 gross profit (loss) of $(116,000) decreased by $1,409,000 or (109.0)% from the third quarter of 2000. The group's first nine month's 2001 gross profit of $1,038,000 decreased by $2,526,000 or 70.9% from the prior year's period. The decline in gross profit for both the three and nine month periods were primarily due to decreases in sales, as the group's facilities struggled to adjust their breakeven level of operations. As a result of the above, gross margins for the Wafer Reclaim Services Group decreased from 24.9% in the third quarter of 2000 to (3.4)% in the third quarter of 2001. First nine months 2001 gross margin decreased to 8.2% from 24.4% in the comparable prior year period. In response to the above, the group's ASP operation reduced headcount in several stages such that by September 30, 2001, headcount decreased by approximately 26% from beginning of year levels. In addition, the Wafer Reclaim Services Group is exploring additional products and alternative uses for silicon to augment the declining demand for reclaimed wafers.

OTHER OPERATING INCOME:

During the second quarter of 2001, SEMX's Polese Company subsidiary reached an agreement with a principal supplier which included retroactive price adjustments for raw materials purchased during 2001 and 2000. As a result of this agreement, Polese Company lowered its material costs during the second and third quarters and will realize a future benefit as well. $335,000 of the total $500,000 settlement reached related to prior periods and accordingly was recorded as Other Operating Income in order to segregate this amount from current period Cost of Goods sold. During the third quarter of 2001, the Company received a $500,000 advance against its Business Interruption claim related to an ammonia release.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the third quarter 2001 decreased by $187,000, or 4.7% from the comparable 2000 period. SG&A expenses in the first nine months of 2001 increased by $802,000, or 7.1% from the comparable 2000 period. The decrease in SG&A during the third quarter 2001 was due to decreased sales and engineering personnel. The increase in SG&A during the first nine months was due to increased headcount, travel and increased research and development costs earlier this period. SG&A expenses as a percentage of revenue increased from 20.7% in the third quarter 2000 to 31.3% for the third quarter 2001 reflecting the factors above and the decrease in revenue for the 2001 third quarter. SG&A expenses as a percentage of revenue for the first nine months of 2001 was 25.8% compared to 21.2% in the comparable prior year's period.

INTEREST EXPENSE (NET):

Net interest expense for the third quarter 2001 increased by $76,000 from the third quarter 2000. Interest expense for the first nine months of 2001 increased by $177,000. The increase in net interest expense for the third quarter and first nine months of 2001 is due to higher average borrowings partially offset by lower interest rates on bank term and revolver borrowings which are indexed to the prime rate. Included in interest expense for all periods presented are fees paid under the Company's gold consignment arrangement with Fleet Precious metals as described below. Consignment fees included in interest expense, amounted to $14,000 and $41,000 for the third quarter and the first nine months of 2001, respectively and $16,000 and $47,000 for the comparable third quarter and nine month periods of last year, respectively.

PROVISION (CREDIT) FOR INCOME TAXES:

A credit of $900,000 for income tax benefit has been recorded for the third quarter of 2001 at an effective rate of 35.8% as compared a to provision of $186,000 at an effective rate of 32.3% for the third quarter of 2000. A credit of $1,393,000 for income tax benefit has been recorded for the first nine months of 2001 at an effective rate of 35.9% as compared to a provision of $1,057,000 at an effective rate of 35.0% for the first nine months of 2000.

MINORITY INTEREST:

The Company has a 50.1% interest in the Wafer Reclaim Services Group's Singapore based ISP operation. In accordance with generally accepted accounting principles the Company fully consolidates the operating results of ISP and then, excludes 49.9% of ISP's net income or loss from its consolidated net income or loss, reflecting the minority owners' share in ISP's results. In the third quarter and the first nine months of 2001, the Company has excluded from net loss, $113,000 and $162,000 respectively, reflecting the minority owners' share of ISP's loss, net of tax benefits. In the third quarter and the first nine months of 2000, the Company has excluded from net income, $75,000 and $195,000 respectively, reflecting the minority owners' share of ISP's income, net of tax.

NET INCOME (LOSS):

As a result of the above, the Company had a net loss of $1,498,000 for the third quarter 2001 as compared to net income of $314,000 for the third quarter 2000. The Company's results for the first nine months of 2001 were a net loss of $2,325,000 compared to net income of $1,766,000 in the prior year's period.

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

Summary of 2001 Activity

At September 30, 2001, the Company had cash and cash equivalents of $968,000 and had an available balance on its revolving credit facility of $1,314,000 as compared to $455,000 and $6,363,000 respectively at September 30, 2000. The cash and availability position at September 30, 2000 were considerably higher than September 30, 2001 levels, as a result of the closing on the Company's Series B Preferred Stock in June 2000.

Net cash provided by operating activities in the first nine months of 2001 amounted to $3,790,000 as compared to $1,546,000 in the first nine months of 2000. Cash provided by operations increased compared to the prior year's period, principally as a result of the first nine months working capital changes.

Cash used by investing activities amounted to $2,350,000 in the first nine months of 2001 compared to $9,327,000, in the prior year period. During the nine months ended September 30, 2001 and 2000, the Company invested $3,856,000 and $7,009,000, respectively, in property and equipment. This investment excludes $2,972,000 in the 2001 period and $1,151,000 in the 2000 period for equipment acquired under capital leases.

Net Cash used in financing activities amounted to $1,617,000 in the first nine months of 2001 as compared to cash provided of $7,852,000 during the 2000 period. During the first nine months of 2001 the Company repaid $2,260,000 under term loans and borrowed a net, $1,323,000 under its Bank revolving line of credit. During the first nine months of 2001, the Company borrowed an additional $1,771,000 under its existing term loan facilities, and paid down its Bank revolving line of credit. In addition, the Company made payments of $1,883,000 under capital lease obligations. During the first nine months of 2001 the Company paid two semi-annual cash dividends to the holders of the Company's Series B Preferred in the total amount of $600,000.

Factors Affecting Future Liquidity

On June 1, 2000, the Company received $10,000,000 in gross proceeds from the issuance of Series B Redeemable Preferred Stock ("Preferred Stock") to a group of investors led by ACI Capital Co., Inc. ("ACI investors"). In connection with the issuance of the Preferred Stock, warrants ("Warrants") to purchase one million shares of the common stock of the Company were issued to the ACI investors. The Preferred Stock is subject to mandatory redemption on May 31, 2005 and cash dividends are payable semi-annually at a rate of 6%, subject to rate increases in the event of a triggering event as defined in the Preferred Stock. To avoid the possibility of there being a current or a future triggering event under a certain financial covenant provision of the Preferred Stock that would allow the ACI investors to call for immediate redemption of the Preferred Stock, the Company and the ACI investors entered into an agreement on November 13, 2001 that provided, among other things, that: (i) the redemption price for the Preferred Stock would not in any event be due prior to December 1, 2002,
(ii) any increase in the dividend rate to which the ACI investors might otherwise be entitled to would not go into effect prior to March 31, 2002 and
(iii) Section 14.1 of the Warrants that now provides that the Company would be obligated to purchase the Warrants upon a change of control pursuant to the formula therein set forth would be amended effective March 31, 2002 to provide that the Company would be obligated to purchase the Warrants pursuant to such formula if, as and when the Preferred Stock is redeemed.

On November 1, 1999 the Company entered into a Revolving Credit, Term Loan and Security Agreement with PNC Bank. The Credit

Facility replaced the existing revolving credit and interim term loan facilities, which the Company had with First Union and Fleet Banks. The Credit Facility, as amended, which has a three-year term, consists of a formula based $10,000,000 revolving credit facility and an original $6,234,000 term loan, both of which are secured by substantially all of the Company's domestic assets. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,200,000 US) is reserved for issuance of a standby letter of credit in support of the Company's guarantee of ISP's debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of any outstanding debt on the term loan is due on October 31, 2002. In April 2001, the Company entered into an additional $1,447,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings. As of September 30, 2001, the Company was not in compliance with a financial ratio covenant as defined in the Credit Facility. PNC has agreed to waive the covenant violation existing at September 30, 2001 and has modified the Credit Facility agreement to correct the out of compliance situation on a going forward basis.

In August 2000 the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 Singapore dollars (approximately $6,765,000
US) in term and overdraft borrowings secured by ISP's property and equipment and partially guaranteed by the Company. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,831,000 US) to S$4,000,000 Singapore dollars (approximately $2,264,000 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000,000 Singapore dollars issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, Keppel Tatlee Bank could draw down the S$4,000,000 Singapore dollars standby letter of credit provided by the Company's Bank.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expires June 30, 2002. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,500 troy ounces of gold or gold having a market value of $2,400,000. The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 5.6% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. As of September 30, 2001, the Company was not in compliance with a financial ratio covenant, which mirrors the PNC Credit Facility covenant. FPM has agreed to waive the covenant violation existing at September 30, 2001 and is in discussions with the Company towards modifying the agreement to correct the out of compliance situation on a going forward basis.

In conjunction with the Company's acquisition of Polese Company, on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period from May 1993 through December 2002, Mr. Polese has the right to receive a portion of (i) the annual pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During the first nine months of 2001, the Company has recorded no charges against operations under this agreement.

The Company continually seeks to broaden its product lines by various means, including through acquisitions. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its cash or, through bank or other debt financing.

PART II.  OTHER INFORMATION

Items 1. - 6. Exhibits and Reports on Form 8-K

10.1 Amendment to Certificate of Designation described in the Preferred Stock Option Agreement dated June 1, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SEMX CORPORATION

    Date: November 14, 2001         By: /s/ Gilbert D. Raker
                                        --------------------

                             Name:  Gilbert D. Raker

                             Title: Chairman of the Board and acting
                                    Chief Financial Officer

    Date: November 14, 2001         By: /s/ Frank J. Polese
                                        --------------------

                             Name : Frank J. Polese

                             Title: President and Chief Executive Officer