Form 10-K405
period 2001-12-31
SEMX CORP
filed 2002-04-04
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark one)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission file number: 1-10938

                                SEMX CORPORATION
                                ----------------
                    (Name of Business Issuer in Its Charter)

         Delaware                                               13-3584740
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

         1 Labriola Court
         Armonk, New York                                         10504
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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     The Exhibit Index is located on page 21

At March 22 2002 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $12,636,806.

At March 22, 2002 the Registrant had 6,330,703 shares of Common Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date, the Registrant held 337,800 shares of Common Stock in treasury.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                  Parts Into Which Incorporated
--------                                  -----------------------------
An Amendment to this 10-K containing      Part III, Directors and Executive
proxy information will be filed within    Officers of the Registrant, Executive
the allowed 120 day period following      Compensation, Security Ownership of
December 31, 2001.                        Certain Beneficial Owners and
                                          Management, and Certain Relationships
                                          and Related Transactions.

                                     PART I

ITEM 1: BUSINESS
----------------

General. SEMX Corporation consists of a Delaware corporation and its wholly owned and majority owned subsidiaries (collectively the "Company"). The Company principally manufactures proprietary thermal management materials, microelectronic ceramic products and packages and interconnect products and materials for critical components and other specialized microelectronic devices through its Microelectronic Packaging and Materials Group. In conjunction with a strategy to focus on its core business in the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The Company's Wafer Reclaim Services Group reclaims silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia. The Company completed the sale of the assets and selected liabilities of its North American operations on February 28, 2002. Accordingly, most of the discussion herein will focus on the Company's continuing Microelectronic Packaging and Materials Group as its core remaining business. The discontinued Wafer Reclaim Services operations are segregated from the continuing operations in both the narrative and financial portions of this filing.

CONTINUING OPERATIONS:

At December 31, 2001, the Company's Microelectronic Packaging and Materials Group consisted mainly of the operating division of the parent company Semiconductor Packaging Materials Company ("SPM") and its subsidiaries, Polese Company, Inc. ("Polese"), Semiconductor Materials S.A.R.L. ("S.A.R.L.") and SPM(M) SDN.BHD ("MSDN.BHD"). The Microelectronic Packaging and Materials Group primarily (1) designs, develops, manufactures and markets metal matrix and other heat dissipation products, (2) assembles and produces components, which include a high proportion of proprietary ceramic materials that utilize heat dissipation products, and (3) interconnect and miscellaneous products, which include bonding wire, precision metal stampings, seal frames, tape on reel packaged products and other specialty products and materials. The Company's products are incorporated into all types of electronic components. The Company also serves selected markets outside of the electronics industry. The Company's products are sold through internal sales personnel and a network of independent sales representatives, principally to designers, manufacturers and assemblers of electronic devices.

HISTORY - The registrant, SEMX Corporation, is a Delaware corporation incorporated in 1988 as a successor to a company started in 1981. In December 1991, the Company had an initial public offering of its securities and listed on the American Stock Exchange. In April 1998, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to SEMX Corporation when it moved to the NASDAQ National Market.

The Company has historically attained significant revenue growth beginning from a sales level of approximately six million dollars in 1991 when it went public. A substantial portion of that growth has been realized through the acquisition of businesses and by applying financial and management resources to further the growth of the companies.

Financial Information about Industry Segments - Following the sales of its RF connector operation in February 1999, the Company has operated in two industry segments: Microelectronic Packaging and Materials and the discontinued Wafer Reclaim Services operations, during each of its last three years.

Description of the Business - The business is described above. To accomplish its growth, the Company has built strong core competencies in engineering, manufacturing and specialized niche areas of material science.

PRIMARY PRODUCTS:

Thermal Management - The Company's thermal management products are used to primarily conduct heat away from critical areas of electronic components. Polese utilizes both patented and proprietary methods to manufacture metal matrix composite and other types of heat dissipation products. The Company has developed or acquired a family of thermal management materials to become a full service provider of thermal management solutions.

Ceramic Products and Packages - Multi-layer ceramic technology is used for packaging and housing of microelectronic devices such as chips. Polese has concentrated primarily on ceramic applications, which also have thermal management issues. Custom and standard designs provide mechanical protection, manage heat and enable electrical interconnection.

Wire, Stampings and Tape on Reel Products - The Company manufactures bonding wire that is used to conduct electrical signals between two points of a circuit and produces precision metal stampings out of various metals for interconnect or heat dissipation purposes. Tape on reel packaging services are used to deliver the Company's stampings as well as third party products to reduce labor intensive activities of many surface mount assembly operations.

Other Products - The Company also manufactures other products which include assembled products and specialized metallic products.

RAW MATERIALS AND PRINCIPAL SUPPLIERS:

The Company, in most cases, utilizes two or more alternative sources of supply for each of its raw materials. In certain instances, however, the Company will use a single source of supply when directed by a customer or by need. In order to ensure the quality of the Company's products, the Company follows strict supplier evaluation and qualification procedures.

The SPM operating unit makes extensive use of precious metals, including gold, as raw materials in the manufacture of certain products. Substantially all of SPM's gold requirements are currently purchased from Fleet Precious Metals ("Fleet") pursuant to a consignment agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PRODUCTION PROCESS:

Products manufactured to customer specifications account for almost all of the Company's total revenues.

The manufacturing process for powdered metal matrix composite thermal management products consists of manufacturing a tool and die for the specific part, pressing the powdered materials in a powdered metal press, sintering the parts in a furnace, and machining them to the customer's specifications, when required. The parts are cleaned, plated, when required, tested and packaged for shipment. Other thermal management products are produced through various production processes.

Most ceramic products transfer customer specified activity using metallic ink paste on alumina tape to create arrays of circuits. These tapes are laminated and fired at high temperature.

Wire and metal ribbon are manufactured by casting pure metals with selected additives into cylindrical shapes which are then drawn through a series of diamond dies to progressively reduce the metal to a finished size. Wire is then either annealed in batches or strands and spooled to customer's specifications. Metal ribbon is made by rolling wire into a flat shape or by slitting strip into narrow widths and then spooling to customer's specifications.

The manufacturing process for stamping consists of buying standard materials or casting specific metals or alloy combinations into ingots which are passed through a series of rolling mills to meet specified thickness requirements, and then slit to specified widths. The material is stamped in a press that contains the die for the customer's part and packaged as required by the customer.

CAPACITY:

Management believes that the Company possesses sufficient capacity to significantly expand production of its existing products.

QUALITY CONTROL:

The Company utilizes extensive in-house statistical process quality control procedures ("SPC"), selected manufacturing personnel and a staff of full-time quality control personnel to perform inspection, measurement, documentation and other functions in its continuing operations.

The Company is certified ISO 9000 (an international quality standard for the European community) at all of its operations, and holds various quality awards throughout the industries it serves. The Company believes that its ISO 9000 certifications are important in establishing the Company as a world class supplier to the electronics industry and greatly aids the Company in penetrating markets for the Company's products throughout the world. The Company is also designated as a "Q-1" supplier by The Ford Motor Company. SPM, S.A.R.L. and MSDN.BHD are QS 9000 Quality certified. The Company believes that QS 9000 certification is important to the Company's status as a world class supplier, especially within the automotive industry.

MARKETING AND SALES:

The Company engages independent sales representatives in various regions throughout the United States, Europe, Asia, the Far East and South America. Pursuant to agreements with these representatives, such representatives are prohibited from carrying a line of products that compete with the Company's products. The Company believes that additional sales representatives are available, if required.

The Company also employs sales and marketing personnel who are responsible for direct sales to the Company's customers. The Company's sales and engineering personnel also work closely with customers to solicit future orders and to render technical assistance and advice. Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company also advertises in trade publications.

PRODUCT AND PROCESS DEVELOPMENT:

The Company does product and process development work in anticipation of expected market requirements, but many of these activities are customer directed and related. These services are expensed in the period incurred and factored into the price that is charged to the customer. In recent years, these efforts have led to the development of various new proprietary products and processes.

CUSTOMERS:

Currently, the Company's products are sold principally to customers servicing the Internet server and router, wireless communications, automotive, aerospace, military, medical, semiconductor and other primarily electronic industries. The Company's main customers in 2001 included Agilent, Analog Devices, Chows Electronics, Cirent Technologies, Cisco Systems, Delphi Automotive Systems, Egide, Harris, Hewlett-Packard, IBM, Interpoint, JDS Uniphase, Kyocera America, LM Ericsson, Lockheed, Lucent Technologies, Medtronic, Motorola, Northern Telecom, Olin Aegis, ST Microelectronics, Sun Microsystems, Teledyne Technologies, Texas Instruments and Visteon Automotive Systems.

For the years ended December 31, 2001 and 2000, sales of the Company's products to the Company's five largest customers accounted for approximately 51% and 50%, respectively, of the Company's revenues from its continuing operations. For the years ended December 31, 2001 and 2000, one customer accounted for approximately 25% and 22%, respectively of the Company's revenues from its continuing operations, although some of the revenues to that one customer were dependent on several penultimate customers.

The Company does not maintain contracts with many of its customers and generally sells its products pursuant to customer purchase orders. Certain of the customers purchase orders provide for annual requirements of a particular product with production quantity releases varying as demand fluctuates. A substantial portion of the Company's orders for products, which include precious metals, provide that the initial price quotation is adjusted to reflect changes in the price of precious metals at the time of shipment.

For the years ended December 31, 2001 and 2000, direct sales of the Company's products into foreign markets (unaffiliated customers) accounted for approximately 17% and 20%, respectively, of the Company's consolidated revenues from its continuing operations. The Company believes that a portion of its revenues will continue to be derived from the sale of its products in foreign markets. These revenues may be subject to risks associated with foreign sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and export quotas and other trade restrictions. The Company is not aware of any foreign tariffs with respect to products marketed by the Company. Although export sales are subject to certain governmental restrictions, the Company has not experienced any difficulties with foreign or domestic trade restrictions.

BACKLOG:

At December 31, 2001 and 2000, the Company's backlog of orders for its continuing operations was approximately $12,980,000 and $29,289,000, respectively. Since many orders in the backlog may be canceled under certain conditions without significant penalty to the customer or to accommodate customer requests, the decline during 2001 developed as many of the Company's customers experienced downturns in their businesses. The Company believes that the majority of the Company's backlog of orders existing as of December 31, 2001 will be shipped over the next twelve months. The Company has experienced a significant increase in its orders since December 15, 2001.

COMPETITION:

The market for the Company's products is highly competitive. The Company competes with several well-established foreign and domestic companies, many of which possess substantially greater financial, marketing, personnel and other resources than the Company.

The Company believes it maintains competitive advantages in selected patented or proprietary materials, customer development projects, customer service, response time, pricing and quality. The Company also believes that it is one of a limited number of manufacturers that produces the majority of its primary products and services and that this capability creates an advantage in the marketing of products to customers that seek to limit the total number of their suppliers. Further, it is one of the few companies in the world that combines both thermal management materials and ceramics manufacturing capabilities.

PATENTS AND PROPRIETARY INFORMATION:

The Company's ability to compete effectively may be materially dependent upon the proprietary nature of its technologies. The Company has numerous patents and additional patents pending, which protect various Company products and/or processes.

The Company relies on proprietary know-how and employs various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection and there can be no assurance that other companies will not independently develop such processes, concepts, ideas and documentation. Although the Company has, and expects to enforce, confidentiality agreements with its employees, there can be no assurance that such agreements adequately protect the Company's trade secrets.

GOVERNMENT REGULATION:

The Company is subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state governmental agencies and county and local governmental authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution and dictate safety in the workplace. The extensive regulatory framework imposes significant compliance burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. The Company is also subject to various state and local laws, which are the counterparts of CERCLA and/or RCRA in the jurisdictions where the Company maintains facilities (New York and California). The management of the Company believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its operations. The Company continually evaluates its environmental and safety practices with respect to such requirements and maintains all required licenses or permits.

Various laws and regulations that relate to safe working conditions are applicable to the Company, including the Occupational Safety and Health Act. The Company believes it is currently in substantial compliance with all material federal, state and local laws and regulations regarding safe working conditions. The Company believes that the cost of compliance with such government and environmental regulations is a normal cost of its operation and included as an expense in the period in which it is incurred.

EMPLOYEES:

As of December 31, 2001, the Company's continuing operations employed approximately 288 persons compared to 601 at the beginning of the year. All manufacturing personnel are paid on an hourly basis. The majority of employees are employed full-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

DISCONTINUED OPERATIONS:

Although the Company's Wafer Reclaim Services Group earned sizable returns in this business in 1994-1997 as a result of the sizable investment which the Company made during that period, it experienced significant operating losses as a result of high depreciation and amortization. Accordingly, when the semiconductor business turned down, as selected competitors reduced their prices significantly over the last few years and as Japanese based companies realized currency advantages against non Japanese based companies in the past year, this Group's performance deteriorated.

As at December 31, 2001, the Company's Wafer Reclaim Services Group, which is classified as a Discontinued Operation, consisted of its American Silicon Products, Inc. ("ASP") and American Silicon Products B.V. ("ASP B.V.") subsidiaries and a majority owned Singapore corporation, International Semiconductor Products Pte Ltd. ("ISP"). Each of these companies primarily provide silicon wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication. ISP is 50.1% owned by the Company.

Silicon wafer polishing and reclaiming services begin with incoming inspection of customer wafers. The wafers are sorted for reclaim suitability and conformance to customer specifications. The wafers are then processed to remove all diffusions and deposited layers, polished and cleaned. Portions of the process depend upon sensitive processes, Class 1 certified clean rooms, state of the art deionized water systems and highly specialized mechanical and electronic equipment.

In 2001, the Wafer Reclaim Services Group's main customers were companies in the semiconductor industries among which included Alcatel, Chartered Semiconductor, National Semiconductor Corporation, Philips Electronics, SONY, WaferNet and Winbond.

In February 2002, the Company completed the sale of most of the assets and selected liabilities of ASP US. The Company expects that it will dispose of the remaining two companies. The results of these operations are segregated on the accompanying financial statements as income or loss from Discontinued operations and are also referenced in Note 3.

This Wafer Reclaim Services Group recorded a net loss of $2,015,000 for fiscal year 2001, income of $274,000 for 2000, and a loss of $224,000 in 1999 before write-off of discontinued operations.

ITEM 2: PROPERTIES:
-------------------

The Company's executive offices and SPM's manufacturing facility are located in a Company-owned 43,700 square foot building in Armonk, New York. SPM leases a 3,000 square foot facility in Casablanca, Morocco to supply various products to North Africa and Europe and leases a 31,000 square foot facility in Penang, Malaysia to supply the Asian markets. All of SPM's facilities are suitable for the Company's current and anticipated needs and are well maintained and in good condition.

In San Diego, California, Polese leases approximately 24,211 square feet of industrial space at 10103 Carroll Canyon Road, 34,615 square feet at 10111 Carroll Canyon Road and 22,976 square feet at 10121 Carroll Canyon Road. In December 2000, Polese purchased the Miralani Business Park building located on
3.3 acres at 8680 Miralani Drive, San Diego, California where the Company houses its plating operation. The building is approximately 34,240 square feet and Polese currently utilizes approximately 60% of the building's capacity. The remaining 40% of the building is leased out on a month-to-month basis and is available for future expansion. The facilities are suitable for the Company's current and anticipated needs. The properties are well maintained and are in good condition.

This listing excludes the property of the Company's Discontinued Operations.

ITEM 3: LEGAL PROCEEDINGS:
--------------------------

The Company is subject to claims and suits in the ordinary course of business. As at December 31, 2001, management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:
------------------------------------------------------------

No matter was submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

The Company's Common Stock trades on the NASDAQ National Market (Ticker Symbol:
SEMX). The high and low prices of the Company's Common Stock for each quarter during 2001 and 2000 were as follows:

                                                     2001                               2000
                                                     ----                               ----
                                            High              Low              High              Low
                                        -------------     -------------    -------------     -------------
1st Quarter.........................      $ 6.375           $ 3.750         $ 14.250           $ 6.750
2nd Quarter.........................        5.250             3.500           12.375             6.750
3rd Quarter.........................        4.040             1.360            8.625             5.000
4th Quarter.........................        2.800             1.460            7.625             3.500


On April 9, 2001, the NASDAQ successfully completed the process of converting its quotation, trading and trade reporting systems from fractions to decimals and the above information is presented accordingly.

As of March 22, 2002, there were approximately 95 holders of record of the Company's Common Stock. On March 21, 2002, the high and low bid price of the Common stock was $2.43 and $2.42 per share, respectively. The Company paid no dividends on its Common Stock in 2001 or 2000.

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

The Rights Plan provides that the Board of Directors may declare a distribution date within ten (10) business days following (i) the acquisition of or right to acquire, by a person or group, fifteen (15) percent or more of the outstanding shares of the Company or (ii) the commencement of a tender offer or exchange offer that would, if consummated, result in a person or group owning fifteen
(15) percent or more outstanding shares of the Company. Upon the declaration of a distribution date, each holder of the right will have the right to receive, upon exercise, common shares having a value equal to two times the exercise price of the right. In the alternative, the Board of Directors, at its option, may exchange all outstanding and exercisable rights for common shares at an exchange ratio of one common share per each right. The Board may redeem the rights prior to an event triggering a distribution date at $.001 per right.

On June 1, 2000, the Company raised $10,000,000 in gross proceeds from the sale of Series B Redeemable Preferred Stock to a group led by ACI Capital Company ("ACI"). Attached to the instrument were warrants to purchase 1 million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subsequently reset to $7.00 per share. The Series B Preferred Stock is subject to mandatory redemption in five years for $10,000,000 and cash dividends are payable semiannually at a rate of 6%, in preference to any dividends on the Company's Common Stock, and are subject to successive rate increases in the event of uncured late dividend payments or other events of default. The Liquidation Preference of the Series B Preferred Stock is equal to the stated value plus accrued and unpaid dividends to the date of liquidation. The Series B Preferred Stock granted ACI the right to add two directors to the SEMX Board of Directors.

ITEM 6: SELECTED FINANCIAL DATA:
-------------------------------

The following data incorporates a variety of acquisition and divestment transactions as well as the classification of the Wafer Reclaim Services Group as a Discontinued Operation in late 2001. Please note the footnote disclosures and Item 1-Business.

                                                                        YEAR ENDED DECEMBER 31,
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)             1997         1998         1999          2000         2001
                                                 ------------------------------------------------------------------
Operating Data:
   Net Sales                                       $  31,584    $  47,524    $  46,666     $  53,632    $  39,355
-------------------------------------------------------------------------------------------------------------------
Income (Loss) From:
   Continuing Operations                               2,066       (3,907)       7,607         2,340       (4,866)
   Discontinued Operations                             1,727       (8,051)        (224)          274      (13,549)
-------------------------------------------------------------------------------------------------------------------
   Net income (loss)                               $   3,793    $ (11,958)   $   7,383     $   2,614    $ (18,415)
-------------------------------------------------------------------------------------------------------------------

Earnings (loss) Per Common Share - Basic:
Earnings (loss) from continuing operations         $     .34    $    (.65)   $    1.26     $     .30    $    (.90)
Earnings (loss) from discontinued operations       $     .28    $   (1.33)   $    (.04)    $     .04    $   (2.14)
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Common Share - Basic           $     .62    $   (1.98)   $    1.22     $     .34    $   (3.04)
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Common Share - Diluted:
  Earnings (loss) from continuing operations       $     .33    $    (.65)   $    1.22     $     .28    $    (.90)
  Earnings (loss) from discontinued operations     $     .28    $   (1.33)   $    (.03)    $     .04    $   (2.14)
-------------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Common Share - Diluted         $     .61    $   (1.98)   $    1.19     $     .32    $   (3.04)
-------------------------------------------------------------------------------------------------------------------

Weighted Average number of common and common
equivalent shares:
   Basic                                               6,070        6,054        6,047         6,213        6,325
   Diluted                                             6,232        6,054        6,223         6,601        6,325
-------------------------------------------------------------------------------------------------------------------
Common Stock Dividends declared                            -            -            -             -            -
-------------------------------------------------------------------------------------------------------------------

Balance Sheet Data:
   Working capital (deficiency)                    $   9,486    $ (14,064)   $   4,213     $   8,412    $   3,561
-------------------------------------------------------------------------------------------------------------------
   Total assets                                    $  91,865    $  82,324    $  61,488     $  80,089    $  48,201
-------------------------------------------------------------------------------------------------------------------

   Tangible Assets                                 $  71,000    $  65,423    $  52,018     $  68,985    $  45,113
-------------------------------------------------------------------------------------------------------------------

   Long-term obligations excluding current
   portion                                         $  32,717    $  13,055    $  13,335     $  15,845    $   5,592
-------------------------------------------------------------------------------------------------------------------

   Shareholders' equity                            $  37,458    $  25,371    $  32,564     $  36,544    $   18,104
-------------------------------------------------------------------------------------------------------------------
   Net Tangible Equity                             $  16,593    $   8,470    $  23,094     $  25,440    $   15,016
-------------------------------------------------------------------------------------------------------------------

(1) Financial data presented includes the results of the following acquisitions and disposition: Acquisitions - American Silicon Products in December 1994, Retconn in January 1996, Silicon Materials Service in January 1997 and ST Electronics in July 1997. For details relating to these transactions please reference the Management Discussion and Analysis, Liquidity and Capital Resources sections. Dispositions - On February 19, 1999, the Company sold its Retconn and ST businesses and recorded a net after tax gain of $3,903 on the transaction.

(2) During 2001, the Company's Board of Directors resolved to pursue the sale of the Company's Wafer Reclaim Services. The Selected Financial Data for prior years income statement items only have been reclassified to present the Wafer Reclaim Services Group as discontinued operations. See Item 1 "Business - Discontinued Operations."

(3) Amounts per common share for the year ended prior to December 31, 1997 have been restated to conform to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted during the fourth quarter of 1997.

(4) Amount noted as discontinued operations in 2001 includes $11,534 loss on disposal.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS:
-------------------------------------------------------------------------------

Prior to the fourth quarter of 2001, the Company operated in two business segments;the Microelectronic Packaging and Materials Group and the Wafer Reclaim Services Group. In conjunction with a strategy to focus on its core business, during the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. Accordingly most of the discussion herein will focus on the continuing operations of the Microelectronic Packaging and Materials Group as the Company's one remaining business.

In accordance with generally accepted accounting principles, the Company accrued an estimated after tax loss on disposal of discontinued operations of approximately $11,534,000 as of December 31, 2001, based on the expected proceeds from the divestment of these businesses. After taxes and adjustment for corporate allocations, the net loss from discontinued operations was $2,015,000 in 2001, compared to net income from discontinued operations of $274,000 in 2000 and net loss from discontinued operations of $224,000 in 1999.

The 2001 Consolidated Balance Sheet and Statements of Operations for 2001, 2000 and 1999 have been reclassified to segregate the Discontinued Operations results from the continuing Microelectronic Packaging and Materials Group operating results. Management's Discussion and Analysis presented herein follows this presentation, unless the context indicates otherwise.

The following table sets forth, for continuing operations, for the periods indicated, certain financial data as a percentage of net sales:

Fiscal Year Ended December 31, - Continuing Operations               2001            2000            1999
--------------------------------------------------------------    -----------     -----------     -----------
Net sales                                                            100.0           100.0           100.0
Cost of sales                                                         85.3            69.3            62.9
Gross profit                                                          14.7            30.7            37.1
Selling, general and administrative expenses                          31.8            22.1            23.3
Operating income (loss)                                              (15.1)            8.6            13.9
Interest expense (net)                                                 3.1             1.9             2.1
Income (loss) before income taxes                                    (18.3)            6.8            29.8
Provision (credit) for income taxes                                   (5.9)            2.4            13.5
Income (loss) from continuing operations                             (12.4)            4.4            16.3

RESULTS OF OPERATIONS (2001 COMPARED TO 2000)

CONTINUING OPERATIONS:

After having reached record sales levels in January and February 2001, on March 21, 2001, a pressure valve on an ammonia tank, at SEMX's Polese Company subsidiary, released, causing an ammonia gas discharge at its principal manufacturing facility. As a result, during March and extending through the third quarter, production and scheduled shipments were disrupted, furnaces and inventory were damaged and additional operating expenses were incurred. In May 2001, the Company received a property settlement of $350,000 for repair and replacement of damaged equipment. A $500,000 business interruption advance was received in August 2001 and the final cash settlement of $1,000,000 of the insurance claim relating to the ammonia discharge was received in November 2001. Litigation with various parties, continues as they seek to collect amounts not covered by the insurance companies.

Total revenue for the year 2001 of $39,355,000 decreased $14,277,000 or 26.6% from the comparable 2000 period, reflecting deteriorating customer requirements in the electronics sectors that the Group serves. SPM's 2001 sales decreased by $3,761,000 or 21.5% as compared to the comparable 2000 period reflecting difficult market conditions and decreased gold wire sales, although sales were stronger at the overseas locations. Polese Company's 2001 sales decreased by $10,516,000, or 29.1% as compared to the prior year's period reflecting a market slowdown and continuing disruptions caused by the ammonia release, as discussed above.

The Company does a significant amount of international business, both from its domestic locations as well as through overseas manufacturing locations. Domestic and international sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during 2001 was 16.7%, as compared to 19.5% for 2000. Domestically sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during 2001 was 12.2%, as compared to 16.4% for 2000. The majority of domestically sourced foreign sales contracts are written in US Dollars with payment remitted directly in US dollars. Therefore, there is a reduced risk of currency exposure.

The Company has foreign manufacturing in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L.") and in Malaysia, SPM(M) SDN.BHD. During 2001, the Company derived revenue, from S.A.R.L. of $1,096,000, from SPM(M) of $1,177,000. Sales for S.A.R.L., and SPM(M) are conducted in the local currencies of Dirhams and Ringits, respectively, and constitute a foreign sales percentage of 5.8% in 2001 and 3.1% in 2000. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions.

The Company's consolidated backlog from continuing operations as of December 31, 2001 was approximately $12,980,000 compared to backlog of approximately $29,289,000 at December 31, 2000. The decrease in consolidated backlog during 2001 was led by Polese's decrease from approximately $27,009,000 at December 31, 2000 to approximately $11,110,000 at December 31, 2001 primarily in the fiber optics and wireless markets. The backlog for SPM decreased approximately $410,000 from beginning of year levels, to $1,870,000 at December 31, 2001 reflecting a softening in the general electronics market, but to a lesser extent than the Polese business as it serves a broader range of customers. The Company believes that the majority of the backlog of orders existing as of December 31, 2001 will be shipped over the next twelve months. The Company expects the consolidated backlog to begin to recover in each of its markets during the second quarter of 2002 and to continue building throughout the year.

GROSS PROFIT:

The Microelectronic Packaging Group's 2001 gross profit of $5,789,000 decreased by $10,681,000 or 64.9% compared to 2000. The Microelectronic Packaging and Materials Group's gross profit decrease primarily reflects operating its manufacturing facilities at a level, which exceeded that necessary to generate the revenue earned in the period. In addition the group incurred expenses related to the ammonia incident without the corresponding revenue, as described above. As a result of the above, the Microelectronic Packaging and Materials Group's gross margin decreased from 30.7% in 2000 to 14.7% in 2001. The Microelectronic Packaging Group's 2001 gross profit reflects the write off during the second quarter of approximately $326,000 of inventory damaged as a result of the ammonia release and accompanying incurrence of expenses without associated revenue due to disruptions in production. In response to the decreases in 2001 sales, and softness in the microelectronic industries, the Microelectronic Packaging Group reduced its headcount several times during the period. As December 31, 2001, headcount was approximately 48% of the beginning of the year levels.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses of $12,545,000 in 2001 were comparable to expenses of $11,844,000 in 2000. SG&A expenses in the early part of 2001 remained high, building off strong fourth quarter 2000 sales which were continuing in the first quarter of 2001. During 2001, the Company instituted a number of cost cutting moves and successive headcount reductions in an effort to adjust to the sharp decline in revenues in the third and fourth quarters although SG&A expenses as a percentage of revenue increased from 22.1% in 2000 to 31.8% for 2001 reflecting the decrease in revenue for 2001, as well as the costs and other disruptions generated by the ammonia release incident.

IMPAIRMENT OF FIXED ASSETS:

In accordance with the Company's policy for assessing the carrying value of its long term assets, an impairment and utilization review of its assets was conducted during the fourth quarter of 2001. As part of this review, during 2001, the Company evaluated projections by customer and future cash flows expected to be generated by certain equipment related to the production of a specialized thermal management material. As the Company has determined that it may be more economical currently to source the material produced by this equipment externally, an impairment of $1,037,000 was recorded during the fourth quarter of 2001 to write this equipment down to estimated fair value, although the equipment may subsequently be used.

OTHER OPERATING INCOME:

During the second quarter of 2001, SEMX's Polese Company subsidiary reached an agreement with a principal supplier which included retroactive price adjustments for raw materials purchased during 2001 and 2000. As a result of this agreement, Polese Company lowered its material costs during the second and third quarters and will realize a future benefits. $335,000 of the total $527,000 received was related to prior periods and accordingly was recorded as Other Operating Income in order to segregate this amount from current period Cost of Goods sold. Business Interruption insurance recoveries, mentioned earlier, were also included in this line item in the third and fourth quarters of 2001 when they were received.

INTEREST EXPENSE (NET):

Net interest expense for 2001 increased by $236,000 from 2000. The increase in net interest expense 2001 is due to higher average borrowings and assets financed by capital leases, partially offset by lower interest rates on bank term and revolver borrowings which are indexed to the prime rate. Included in interest expense for all periods presented are fees paid under the Company's gold consignment arrangement with Fleet Precious metals as described below. Consignment fees included in interest expense, amounted to $56,000 for 2001, $59,000 for 2000.

PROVISION (CREDIT) FOR INCOME TAXES:

A credit of $2,324,000 for income taxes from continuing operations has been recorded at an effective rate of 32.3% for 2001 as compared to a provision of $1,290,000, at an effective rate of 35.5% for 2000. The lower effective rates utilized in the 2001 periods reflect valuation allowances recorded by the Company due to uncertainty as to whether certain state income tax benefits from net operating loss and credit carryforwards will be utilized before their expiration.

INCOME (LOSS) FROM CONTINUING OPERATIONS:

As a result of the above, net loss from continuing operations of $4,866,000 for 2001 increased by $7,206,000 from net income from operations of $2,340,000 in the comparable 2000 period.

NET INCOME (LOSS) ATTRIBUTABLE  TO COMMON SHAREHOLDERS:

Net income (loss) attributable to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income (loss) per common share and reflects dividends payable to Preferred Stockholders and accretion of the costs related to the issuance of the Company"s Series B Preferred Stock on June 1, 2000. The Company accrues approximately $67,000 per month representing dividends payable and cost accretion related to the Series B Preferred Stock.


RESULTS OF OPERATIONS (2000 COMPARED TO 1999)

CONTINUING OPERATIONS:

Total revenue for the year 2000 of $53,632,000 increased by $6,966,000 or 14.9% from the comparable 1999 period. The 1999 period included sales of $2,122,000 from the Company's connector business, ("Retconn") through the February 1999 disposition date. Excluding Retconn sales, total revenue for 2000 increased $9,088,000 or 20.4% compared to 1999.

The Microelectronic Packaging and Materials Group included the Company's SPM and Polese business units as well as the Retconn business unit through February 1999. SPM's 2000 sales increased by $4,263,000 or 32.3% as compared to the comparable 1999 periods. SPM sales have increased due to increased sales of gold wire as well as improved sales from overseas locations in Morocco and Penang. Polese Company's 2000 sales increased by $4,825,000 or 15.4% as compared to the prior year period. Polese sales have increased due to improved sales of thermal management products, microprocessor lids, wireless technology products and assembled products, made possible by the second quarter 2000 acquisitions of assets and technology of a ceramics company and a electroless gold plating company.

The Company does a significant amount of international business, both from its domestic locations, as well as through overseas manufacturing locations. Direct sales of the Company's products into foreign markets, as a percentage of consolidated revenue ("foreign sales percentage") during 2000 was 19.5% compared to 18.0% for 1999. The Company currently maintains foreign manufacturing operations in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L.") and in Malaysia, SPM ("MSDN.BHD"). In 2000, the Company derived revenue from S.A.R.L. of $843,000 and from MSDN.BHD of $821,000. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for S.A.R.L. and MSDN.BHD are conducted in the local currencies of Dirhams and Ringits, respectively and are subject to currency fluctuations. These sales constitute a foreign sales percentage of 3.1% in 2000 and 1.9% for 1999.

The Company's consolidated backlog as of December 31, 2000 was approximately $29,288,000 compared to backlog of approximately $11,558,000 at December 31, 1999. The increase in consolidated backlog during 2000 was led by Polese's increase from approximately $8,117,000 at December 31, 1999 to approximately $27,009,000 at December 31, 2000. The backlog for SPM has decreased approximately $1,161,000 from beginning of year levels, to $2,280,000 at December 31, 2000.

GROSS PROFIT:

Gross profit of $16,470,000 for 2000 decreased by $848,000 or 4.9%, from the comparable 1999 period. Excluding Retconn from all periods presented, 2000 gross profit decreased by $140,000 or 0.8%, from 1999 levels. The Microelectronic

Packaging and Materials Group's gross profit decrease primarily reflects temporary decreases in Polese's manufacturing efficiencies due to the acquisition, integration and relocation of the ceramics and electroless gold plating businesses.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in 2000 increased by $991,000 or 9.1% from the comparable 1999 period. The increase in SG&A in 2000 reflects increased sales levels in the Microelectronic Packaging and Materials Group. SG&A expenses as a percentage of revenue decreased from 23.3% in 1999 to 22.1% in 2000 as a result of the above.

GAIN ON SALE OF CONNECTOR BUSINESS:

Income before income taxes for 1999 includes a pretax gain of $8,430,000 on the sale of Retconn to Litton Corporation on February 19, 1999.


INTEREST EXPENSE (NET):

Net interest expense for 2000 of $996,000 increased by $8,000 from the comparable 1999 period. The increase in net interest expense is due to higher borrowings under capital leases partially offset by reduced bank debt levels during 2000 partially as a result of Preferred Stock financing as described below in Liquidity and Capital Resources.

PROVISION FOR INCOME TAXES:

A provision of $1,290,000 for income taxes has been recorded at an effective rate of 35.5% for 2000 as compared to a provision of $6,300,000 at an effective rate of 45.3% for 1999. The lower effective rates utilized in the 2000 periods reflect state investment credits. The provision for 1999 includes taxes of $4,527,000 associated with the gain on the sale of Retconn.

INCOME FROM CONTINUING OPERATIONS:

As a result of the above, income from continuing operations of $2,340,000 for 2000 decreased by $5,267,000 from the comparable 1999 period.

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net income attributable to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income per common share and reflects dividends payable to Preferred Stockholders and accretion of costs related to the issuance of the Series B Preferred Stock on June 1, 2000. The Company accrues approximately $67,000 per month representing dividends payable and cost accretion related to the Series B Preferred Stock.



DISCONTINUED OPERATIONS  2001, 2000 AND 1999

During the fourth quarter of 2001, the Company's Board of Directors made a decision to dispose of the Wafer Reclaim Services Group. The Company recognized a loss from discontinued operations of $2,015,000 in 2001, compared to income of $274,000 in 2000 and loss of $224,000 in 1999. During 2001, the Company accrued an estimated loss on disposal of Discontinued Operations of $11,534,000.

The Company's Wafer Reclaim Services Group includes American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and Singapore based, International Semiconductor Products Pte. Ltd. ("ISP") business units. The Wafer Reclaim Services Group's 2001 revenues were $16,035,000 as compared to revenues of $20,547,000 in 2000 and revenues of $16,858,000 in 1999. The Wafer Reclaim Services Group revenue decrease for 2001 compared to 2000 was the result of a slowdown in the semiconductor industry in the U.S., Europe and Asia. The Wafer Reclaim Services Group's 2000 revenue increase was primarily due to increased demand for reclaimed wafers at the ISP business unit, improved market conditions and increased manufacturing capacity.

Due to declines in gross profit for 2001 primarily due to decreases in sales, the Wafer Reclaim Services Group recognized losses from discontinued operations of $2,015,000 as the group's facilities struggled to adjust their breakeven level of operations. The Company recognized income from discontinued operations of $274,000 in 2000 and a loss of $224,000 in 1999. The income in 2000 was due to higher sales levels during that year.

The estimated loss on disposal of $11,534,000 accrued in 2001, is based on a comparison of the net assets of these operations, including Goodwill of approximately $7,300,000 to the estimated expected sales proceeds. The Company has also included an estimate of $320,000 for anticipated operating losses of the Wafer Reclaim Services Group through expected disposition dates. In February 2002, the Company completed the sale of the assets of the ASP US business as described more fully below in Liquidity and Capital Resources.

                         LIQUIDITY AND CAPITAL RESOURCES

GENERAL:

To maintain its growth, the Company has historically made significant investments to expand its facilities and manufacturing capability as well as meet its working capital needs. The Company has financed its capital needs through a combination of cash flow from operations, its line of credit facility and term loans from banks, Preferred Stock issuances, other bank financing including gold consignment supply agreements, capital leases and Common Stock issuance.

SUMMARY OF 2001 ACTIVITY:

At December 31, 2001, the Company had cash and cash equivalents of $395,000, and an available balance on its revolving credit facility of $744,000 as compared to $1,300,000 and $4,907,000 respectively at December 31, 2000.

Net cash provided by operating activities during 2001 amounted to $4,084,000 as compared to cash provided of $5,374,000 in the comparable 2000 period. Cash provided by operations decreased compared to 2000 principally as a result of 2001 income and working capital changes.

Cash used by investing activities during 2001 amounted to $1,809,000, compared to cash used of $15,817,000 during the year ended December 31, 2000. During the years ended December 31, 2001 and 2000, the Company invested $4,298,000 and $13,218,000, respectively, in property and equipment, including the purchase of a building in 2000 used for manufacturing. This investment excludes $2,976,000 and $991,000, respectively, in the 2001 and 2000 periods for equipment acquired under capital leases.

Net cash used by financing activities amounted to $2,672,000 during 2001 as compared to cash provided of $11,378,000 during 2000. During the year ended December 31, 2000 the Company issued $10,000,000 of Series B Preferred Stock and realized net proceeds of $9,100,000. During 2001 the Company made payments of $2,658,000 under Capital Leases and borrowed $1,224,000 under its revolving credit facility. During the year ended December 31, 2001 the Company repaid $3,033,000 under bank term loan facilities and borrowed an additional $2,363,000 under various facilities, including $1,447,000 that was used to repay revolving credit borrowings.

CREDIT FACILITIES:

On November 1, 1999, the Company entered into a Revolving Credit, Term Loan and Security Agreement with the Business Credit section of PNC Bank. The Credit Facility replaced a revolving credit and term loan facilities the Company had with other banks. The current Credit Facility, has a three-year term, which expires on October 31, 2002. It consists of a formula based $10,000,000 revolving credit facility and an original $6,234,000 term loan, that are collectively secured by substantially all of the Company's domestic assets and the stock of the Company's foreign subsidiaries. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,200,000
US) is reserved for issuance of a standby letter of credit in support of the Company's partial guarantee of ISP's debt. The interest rate on revolving credit borrowings are, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of outstanding debt is due on October 31, 2002. The Company is current on its payments of interest and principal to the Bank. In April 2001, the Company entered into an additional $1,447,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings. At the February 28, 2002 closing of the sale of the assets of the ASP US subsidiary to Rockwood Industries, the Company repaid $1,300,000 of the term loan balance and PNC placed a reserve of $1,200,000 upon the Company's formula based borrowing. As of December 31, 2001, the Company was not in compliance with certain financial ratio covenants as defined in the Credit Facility. PNC has waived the covenant violation existing at December 31, 2001 and has modified the agreement to address covenant compliance through the maturity of the facility. The Company is current on its payments of all interest and principal under the Credit Facility.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expires June 30, 2002. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,500 troy ounces of gold or gold having a market value of $2,400,000. At December 31, 2001 the Company's obligation under the Gold consignment Agreement was approximately 3,776 troy ounces of gold valued at approximately $1,044,000. The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 5.1% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. As of December 31, 2001, the Company was not in compliance with certain financial ratio covenants. FPM has agreed to waive the covenant violation existing at December 31, 2001 and is in discussions with the Company towards modifying the agreement. FPM has asked and the Company has verbally agreed to convert the consignment facility to a demand facility and to add additional collateral. Should FPM demand return of the collateral and the Company be unable to replace the consignment facility, there could be a material adverse impact to the Company. The Company is current on its payment of interest on the FPM consignment interest and is maintaining the required Gold levels under the agreement.

In August, 2000, the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,500,000 US) in term and overdraft borrowings secured by ISP's property and equipment and is partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of five to ten years. In conjunction with the refinancing the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,700,000 US) to S$4,000,000 (approximately $2,200,000 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000,000 issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, Keppel Tatlee Bank could draw down the S$4,000,000 standby letter of credit provided by the Company's Bank.

PREFERRED STOCK ISSUANCE:

On June 1, 2000, the Company received $10,000,000 in gross proceeds from the issuance of Series B Redeemable Preferred Stock ("Preferred Stock") to a group of investors led by ACI Capital Co., Inc. ("ACI investors"). In connection with the issuance of the Preferred Stock, warrants ("Warrants") to purchase one million shares of the common stock of the Company were issued to the ACI investors. The Preferred Stock is subject to mandatory redemption on May 31, 2005 and cash dividends are payable semi-annually at a rate of 6%, subject to rate increases up to 18% in the event of a triggering event as defined in the Preferred Stock. To avoid the possibility of there being a current or a future triggering event under a certain financial covenant provision of the Preferred Stock that would allow the ACI investors to call for immediate redemption of the Preferred Stock, the Company and the ACI investors entered into an agreement on November 13, 2001 that was amended and restated in its entirety on

March 29, 2002. The Restated Agreement provided, among other things, that: (i) the redemption price for the Preferred Stock would not in any event be due prior to January 3, 2003, (ii) any increase in the dividend rate to which the ACI investors might otherwise be entitled to would not go into effect prior to January 3, 2003 and (iii) Section 14.1 of the Warrants that now provides that the Company would be obligated to purchase the Warrants (at a price which would provide the ACI investors with a 20% internal rate of return calculated from the date of issuance of the Preferred Stock, after taking into account dividends theretofore paid to the holders of the Preferred Stock and the value determined, as provided in the Warrants, of the shares of common stock of the Company, if any, issued pursuant to any exercises of the Warrants by the holders of the Warrants) upon a change of control pursuant to the formula therein set forth (the "Warrant Repurchase Agreement") was amended to apply also to a Bankruptcy event as therein defined. In addition, the Warrant Repurchase Formula would not apply to any redemption of the Preferred Stock unless, for calendar year 2002, there was no period of twenty consecutive trading days for which the daily market price of the Company's Common Stock was greater than $5.00 per share, and
(iv) additional warrants to purchase 250,000 shares of the Company's common stock were granted to the ACI investors, with an exercise price of $3.00 per share. During March 2002 the Company notified the ACI investors that it has elected to pass on the semi annual dividend due March 31, 2002 as is permitted one time without penalty under the Preferred Stock agreement.

DISCONTINUED OPERATIONS:

The Company completed the sale of the assets of its ASP US business to Rockwood Specialties on February 28, 2002 for cash proceeds of approximately $6,100,000. $1,300,000 was used to pay down term debt outstanding under the PNC Credit Facility and the balance after severance and professional fees was used to pay the revolving credit borrowings. In conjunction with the debt reduction, PNC instituted an additional $1,200,000 reserve against the formula based revolving credit availability. The Company has received a letter of intent for the purchase of its Netherlands based ASP BV subsidiary and is in discussions regarding alternatives for its 50.1% interest in Singapore based ISP. As of December 31, 2001, the Company has recorded accruals for the estimated loss on sale of the Discontinued Operations as well as operating losses through the expected disposition dates. Both the ASP B.V. and ISP subsidiaries have sufficient liquidity from operations and banking facilities, so that no additional funding from continuing operations is anticipated.

OTHER:

In conjunction with the Company's acquisition of Polese Company, on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period from May 1993 through the expiration in December 2003, Mr. Polese has the right to receive a portion of (i) the annual pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During 2001, the Company has recorded no charges against operations under this agreement.

The Company continually seeks to broaden its product lines by various means, including acquisitions of product lines or entire Companies. The Company intends to pursue only those acquisitions for which it will be able to arrange the necessary financing by means of the issuance of additional equity, the use of its available cash, through other financing or contractual arrangements such as royalty payments. The ability to issue additional equity may be impacted if the Company's Common Stock continues to trade below book value, and may result in additional dilution to current Shareholders.

FORWARD LOOKING STATEMENTS:

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the disposition of the discontinued operations and the economic volatility in geographic markets, such as Asia.

ITEM 7(A): QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:
---------------------------------------------------------------------

Not applicable. - Disclosures required herein are presented in Item 7, Managements Discussion and Analysis.

ITEM 8: FINANCIAL STATEMENTS:
------------------------------

The Company's consolidated financial statements are set forth herein in Part IV beginning at Page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE:
---------------------

None.

                                    PART III

ITEM 10, 11, 12 AND 13:
-----------------------

Directors and Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management, and Certain Relationships and Related Transactions.

The information required by these Items is omitted because the Company will file an amendment to this 10-K with the Commission, not later than 120 days after the end of the fiscal year (December 31, 2001), which information will be herein incorporated by reference as if set out in full.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
-------------------------------------------------------------------------

The following is an index of the financial statements of the Company which are incorporated herein.

(a) (1) Financial Statements:

        Independent Auditor's Report                                            F-2

        Consolidated Balance Sheets as of December 31, 2001 and 2000            F-3

        Consolidated Statements of Operations for the Years

        Ended December 31, 2001, 2000 and 1999                                  F-4

        Consolidated Statements of Shareholders' Equity for the Years

        Ended December 31, 2001, 2000 and 1999                                  F-5

        Consolidated Statements of Cash Flows for the Years

        Ended December 31, 2001, 2000 and 1999                                  F-6

        Notes to Consolidated Financial Statements                           F-7 - F-22


(a) (2) Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above financial statements or the notes thereto included in this report.

     (b) Reports on Form 8-K -- NONE

(a) (3) Exhibits:

3.1      Certificate of Incorporation of the Company (1)

3.2      Amendment to Certificate of Incorporation (1)

3.3      Bylaws of the Company (1)

10.10    (a) Company's Employee Stock Option Plan (2)

         (b) Company's Amended Employee Stock Option Plan (4)

10.12    (a) Stock Purchase Agreement dated April 30, 1993 by and between
             Registrant and Frank J. Polese (3)

         (b) Asset Purchase Agreement dated April 30, 1993 by and between the Registrant and Frank J. Polese (3)

10.49    1994 Amendment to Employees' Incentive Stock Option Plan (5)

10.50    1995 Amendment to Employees' Incentive Stock Option Plan (5)

10.58 Joint Venture Agreement dated August 28, 1996 between Semiconductor Alliance Pte Ltd., the Company and International Semiconductor Products Pte Ltd. (6)

10.59 Intellectual Property License Agreement dated August 28, 1996 between American Silicon Products, Inc. and International Semiconductor Products Pte Ltd. (6)

10.60 Purchase Agreement dated as of January 16, 1997 between American Silicon Products, Inc. and Air Products & Chemicals, Inc. (7)

10.63 Fifth Amendment and Forbearance Agreement among SEMX Corporation and Subsidiaries and First Union Bank dated as of January 13, 1999 (8)

10.64 Asset Purchase Agreement by and among Litton Systems, Incorporated and SEMX Corporation, Retconn Incorporated, ST Electronics, Inc. and Retconn SPM (Malaysia) SDN.BHD. Dated as of January 26, 1999 and related documents. (8)

10.65 Sixth Amendment and Forbearance Agreement among SEMX Corporation and Subsidiaries and First Union National Bank dated as of February 19, 1999 (8)

10.66 Rights Agreement, dated as of June 15, 1999, between the Company and Continental Stock Transfer and Trust Company (9)

10.67 Seventh Amendment and Forbearance Agreement among SEMX Corporation and Subsidiaries and First Union National Bank dated as of June 29,1999
         (10)

10.68 Employment agreement dated as of August 1, 1999 between the Company and Gilbert D. Raker (10)

10.69 Employment agreement dated as of August 1, 1999 between the Company and Frank J. Polese (10)

10.70 Revolving Credit, Term Loan and Security Agreement between the Company and Subsidiaries and PNC Bank National Association (as agent and lender) dated November 1, 1999 (11)

10.71 Seventh Amendment, Waiver and Modification to the Consignment agreement between Fleet Precious Metal Inc. and SEMX Corporation dated February 1, 2000(12)

10.72    Form of Intellectual Property Protection Agreement (12)

10.73 Employment agreement dated as of May 1, 1999 between American Silicon Products, Inc. and SEMX Corporation and Richard Brown (12)

10.74 Agreement between International Semiconductor Products Pte Ltd. and Keppel Tatlee Bank dated August 2000 (13)

10.75 Facility Agreement between International Semiconductor Products Pte Ltd. and Keppel Tatlee Bank Limited dated August 2000 (13)

10.77 Amendment to Certificate of Designation described in Preferred Stock Option Agreement dated June 1, 2000 (14)

10.78 Asset Purchase Agreement among Rockwood Specialties, Inc., Exsil Inc., SEMX Corporation and American Silicon Products, Inc. (15)

10.79 Fifth Amendment to Revolving Credit, Term Loan and Security Agreement between the Company and Subsidiaries and PNC Bank National Association (as agent and lender) dated as of February 27, 2002

22.0     List of Subsidiaries of the Company

23.1 The Consent of Goldstein Golub Kessler LLP, the Company's independent certified pubic accountants, to incorporation by reference to Registration Statement on Form S-8 of their report dated February 3, 2001

         (1) Incorporated herein by reference to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on November 1, 1991

         (2) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on December 20, 1991

         (3) Incorporated herein by reference to Current Report on Form 8-K filed with the SEC on June 11, 1993, as amended by Form 8-K/A

         (4) Incorporated herein by reference to the Company's Registration Statement No. 33-70876 on Form S-3 filed, with the Securities and Exchange on October 28, 1993 and as amended on December 30, 1993, January 20, 1994 and February 7, 1994

         (5) Incorporated herein by reference to the Company's Registration Statement No. 33-93502 on Form SB-2 filed, with the Securities and Exchange on June 16, 1995 and as amended on July 19, 1995 and July 26, 1995

         (6) Incorporated by reference to the Company's 10-QSB filed for the quarter ended September 30, 1996

         (7) Incorporated by reference to the Company's Form 8-K filed February 4, 1997 and amended by Form 8-K/A

         (8) Incorporated by reference to the Company's Annual Report for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999

         (9) Incorporated by reference to the Company's Form 8-K filed June 24, 1999

         (10) Incorporated by reference to the Company's 10-Q filed for the second quarter ended June 30, 1999

         (11) Incorporated by reference to the Company's 10-Q filed for the third quarter ended September 30, 1999

         (12) Incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000.

         (13) Incorporated by reference to Company's 10-K Report for the year ended December 31, 2000 filed with the Commissioner on March 23, 2001

         (14) Incorporated by reference to the Company's 10-Q filed for the third quarter ended September 30, 2001

         (15)  Incorporated by reference to the Company's 8-K filed March 7,
               2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          SEMX CORPORATION
                                            (Registrant)

                                   By: /s/ Gilbert D. Raker
                                       --------------------
                                       Gilbert D. Raker, Chairman of the Board
                                       of Directors, Director and Interim CFO

Dated: April 4, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.


/s/ Gilbert D. Raker                                          April 4, 2002
--------------------
Gilbert D. Raker, Chairman of
the Board


/s/ Frank J. Polese                                           April 4, 2002
-------------------
Frank J. Polese, President,
Chief Executive Officer, Director


/s/ Mark A. Pinto                                             April 4, 2002
-----------------
Mark A. Pinto, Director


/s/ John U. Moorhead, II                                      April 4, 2002
------------------------
John U. Moorhead, II, Director


/s/ Andrew Lozyniak                                           April 4, 2002
-------------------
Andrew Lozyniak, Director


/s/ Kevin A. Penn                                             April 4, 2002
-----------------
Kevin A. Penn, Director


/s/ Douglas S. Holladay, Jr.                                  April 4, 2002
----------------------------
Douglas S. Holladay, Jr., Director

EXHIBIT-22.0

List of Subsidiaries of the Company

Polese Company, Inc.

Type III, Inc.

Thermal Packaging Solutions, Inc.

American Silicon Products, Inc. (Classified as part of Discontinued Operations)

SPM Holdings Corporation

American Silicon Products, B.V. (Classified as part of Discontinued Operations)

International Semiconductor Products Pte Ltd. (50.1%) (Classified as part of Discontinued Operations)

Semiconductor Materials S.A.R.L.

SPM (M) SDN. BHD.

SEMX (UK), Ltd.

                        SEMX CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
================================================================================




Independent Auditor's Report                                            F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000            F-3

Consolidated Statements of Operations for the Years Ended
    December 31, 2001, 2000 and 1999                                    F-4

Consolidated Statements of Shareholders' Equity for the Years
    Ended December 31, 2001, 2000 and 1999                              F-5

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001, 2000 and 1999                                    F-6

Notes to Consolidated Financial Statements                           F-7 - F-22





                                      -F1-

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
SEMX Corporation

We have audited the accompanying consolidated balance sheets of SEMX Corporation and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEMX Corporation and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York


January 29, 2002, except for Note 3,
as to which the date is February 28, 2002 and Note 11 as it relates to Redeemable
Preferred Stock, as to which the date is March 29, 2002

                                      -F2-

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)


====================================================================================================================================

December 31,                                                                                              2001             2000
---------------------------------------------------------------------------------------------------    ------------    -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                             $     395       $   1,300
   Accounts receivable, less allowance for doubtful accounts of $857 and $354, respectively                  3,415          11,524
   Inventories                                                                                               5,629           8,074
   Assets attributable to discontinued operation, at net realizable value                                    5,512               -
   Income tax refunds receivable                                                                             1,745               -
   Deferred income tax assets                                                                                1,270             165
   Prepaid expenses and other current assets                                                                   817           1,802
---------------------------------------------------------------------------------------------------    ------------    -------------
Total current assets                                                                                        18,783          22,865
---------------------------------------------------------------------------------------------------    ------------    -------------
Property, Plant and Equipment, net                                                                          22,674          44,009
---------------------------------------------------------------------------------------------------    ------------    -------------
Other Assets:
   Net non-current assets attributable to discontinued operations                                              600              --
   Goodwill                                                                                                  1,514           9,350
   Technology rights and intellectual property                                                               1,574           1,754
   Deferred income tax asset                                                                                 2,351              --
   Other                                                                                                       705           2,111
---------------------------------------------------------------------------------------------------    ------------    -------------
Total other assets                                                                                           6,744          13,215
---------------------------------------------------------------------------------------------------    ------------    -------------
Total Assets                                                                                             $  48,201       $  80,089
---------------------------------------------------------------------------------------------------    ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                      $   3,390       $   6,368
   Accrued expenses                                                                                          1,907           2,955
   Income taxes payable                                                                                          -             131
   Current portion of long-term debt and short-term obligations                                              8,147           2,556
   Current portion of obligations under capital leases                                                       1,778           2,443
---------------------------------------------------------------------------------------------------    ------------    -------------
Total current liabilities                                                                                   15,222          14,453
Deferred income tax liabilities                                                                                  -           2,610
Long-term debt                                                                                               2,420          12,862
Non-current portion of obligations under capital leases                                                      3,172           2,983
---------------------------------------------------------------------------------------------------    ------------    -------------
Total liabilities                                                                                           20,814          32,908
---------------------------------------------------------------------------------------------------    ------------    -------------
Minority Interest in Subsidiary                                                                                  -           1,564
Redeemable Preferred Stock:
Preferred stock - $.10 par value; authorized 1,000,000 shares;
   designated as Series B Preferred Stock: $100 stated value; 100,000 shares issued and outstanding          9,283           9,073
Commitments and Contingencies
Common Shareholders' Equity:
   Common stock - $.10 par value; authorized 20,000,000 shares, issued 6,663,503 and 6,645,128
   shares, respectively                                                                                        666             665
    Additional paid-in capital                                                                              30,136          30,098
    Accumulated other comprehensive income (loss)                                                               25            (722)
    Retained earnings (accumulated deficit)                                                                (12,504)          6,715
---------------------------------------------------------------------------------------------------    ------------    -------------
                                                                                                            18,323          36,756
Less treasury stock: 337,800 and 334,600 shares, at cost, respectively                                        (219)           (212)
---------------------------------------------------------------------------------------------------    ------------    -------------
Total Common Shareholders' Equity                                                                           18,104          36,544
---------------------------------------------------------------------------------------------------    ------------    -------------
Total Liabilities and Shareholders' Equity                                                               $  48,201       $  80,089
---------------------------------------------------------------------------------------------------    ------------    -------------

         The accompanying notes are an integral part of these statements

                                      -F3-

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share amounts)

==================================================================================================================================

Year Ended December 31,                                                               2001              2000             1999
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                          $    39,355       $    53,632      $    46,666
Cost of goods sold                                                                      33,566            37,162           29,348
----------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                             5,789            16,470           17,318
Selling, general and administrative expenses                                           (12,545)          (11,844)         (10,853)
Impairment of fixed assets                                                              (1,037)                -                -
Other operating income                                                                   1,835                 -                -
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                 (5,958)            4,626            6,465
Gain on sale of connector business                                                           -                 -            8,430
Interest expense - net                                                                  (1,232)             (996)            (988)
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before provision (benefit) for income taxes    (7,190)            3,630           13,907
Provision (benefit) for income taxes                                                    (2,324)            1,290            6,300
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                (4,866)            2,340            7,607
Discontinued operations:
Income (loss) from discontinued operations, adjusted for applicable provision
(benefit) for income taxes of $(1,157), $289 and $(99), respectively, and
minority interest of $(220), $287 and $31, respectively                                (2,015)              274             (224)
Loss on disposal of discontinued operations, net of $4,911 of income tax benefit       (11,534)                -                -
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      (18,415)            2,614            7,383
Preferred Stock Dividends and Accretion                                                   (804)             (473)               -
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common shareholders                              $   (19,219)      $     2,141      $     7,383
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - basic:
   Earnings (loss) from continuing operations                                            ($.90)             $.30            $1.26
   Earnings (loss) from discontinued operations                                         ($2.14)             $.04            ($.04)
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - basic                                                ($3.04)             $.34            $1.22
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - diluted:
   Earnings (loss) from continuing operations                                            ($.90)             $.28            $1.22
   Earnings (loss) from discontinued operations                                         ($2.14)             $.04            ($.03)
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share - diluted                                              ($3.04)             $.32            $1.19
----------------------------------------------------------------------------------------------------------------------------------
Shares used in computing earnings (loss) per common share:
   Basic                                                                                 6,325             6,213            6,047
   Diluted                                                                               6,325             6,601            6,223
----------------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements

                                      -F4-

                        SEMX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (dollars in thousands)

====================================================================================================================================
                                                                      Accumulated      Retained
                                                        Additional       Other         Earnings                            Total
                                      Common Stock        Paid-in     Comprehensive  (Accumulated     Treasury Stock   Shareholders'
                                     Shares    Amount    Capital     Income (Loss)      Deficit)    Shares     Amount     Equity
Balance at January 1, 1999         6,375,616   $  638    $  28,199      $  (322)      $  (2,932)   (334,600)   $ (212)   $  25,371
Proceeds from exercise of
  stock options                       20,625        2           56            -               -           -         -           58
Compensation expense from
  stock grants                             -        -           41            -               -           -         -           41
Comprehensive income:

    Net Income                             -        -            -            -           7,383           -         -            -
    Foreign currency translation
      adjustment - net of
      deferred taxes of $160               -        -            -         (289)              -           -         -            -
Total comprehensive income                 -        -            -            -               -           -         -        7,094
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       6,396,241      640       28,296         (611)          4,451    (334,600)     (212)      32,564
Proceeds from exercise of
  stock options                      153,929       16          369            -               -           -         -          385
Issuance of shares for
  acquisitions                        94,958        9        1,416            -               -           -         -        1,425
Issuance of common stock
  warrants                                 -        -          250            -               -           -         -          250
Common stock warrants issuance
  costs                                    -        -         (110)           -               -           -         -         (110)
Dividends and cost accretion
  on preferred stock                       -        -         (123)           -            (350)          -         -         (473)
Comprehensive Income:

    Net Income                             -        -            -            -           2,614           -         -            -
    Foreign currency translation
      adjustment - net of
      deferred taxes of $84                -        -            -         (111)              -           -         -            -
Total comprehensive income                 -        -            -            -               -           -         -        2,503
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       6,645,128      665       30,098         (722)          6,715    (334,600)     (212)      36,544
Proceeds from exercise of
  stock options                       18,375        1           38            -               -           -         -           39
Purchase of treasury stock                 -        -            -            -               -      (3,200)       (7)          (7)
Dividends and cost accretion
  on preferred stock                       -        -            -            -            (804)          -         -         (804)
Adjustment for disposal of
  discontinued operations                  -        -            -          722               -           -         -          722
Comprehensive Loss:

    Net Loss                               -        -            -            -         (18,415)          -         -            -
    Foreign currency translation
      Adjustment - net of
        deferred taxes                     -        -            -           25               -           -         -            -
    Total comprehensive loss               -        -            -            -               -           -         -      (18,390)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001       6,663,503   $  666    $  30,136      $    25       $ (12,504)   (337,800)   $ (219)   $  18,104
------------------------------------------------------------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements


                                      -F5-

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

====================================================================================================================================

Year ended December 31,                                                                  2001             2000             1999
-----------------------------------------------------------------------------------  -------------    -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                                    $ (18,415)       $   2,614        $   7,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Gain on sale of connector business                                                         -                -           (8,430)
     Loss on disposal of discontinued operations - net of income tax benefit               11,534                -                -
     (Gain) on sale/loss on impairment of property, plant and equipment                     1,205                -              (11)
     Depreciation and amortization of property, plant and equipment                         6,919            5,438            5,079
     Amortization of intangibles                                                              986              619              629
     Compensation expense from issuance of stock grants                                         -                -               41
     Provision (benefit) for deferred income taxes, continuing and discontinued
         operations                                                                        (1,736)           1,013            4,906
     Minority interest in subsidiary income (loss)                                           (220)             287               31
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                             6,617           (3,923)          (2,007)
     (Increase) decrease in inventories                                                     1,139           (2,067)          (1,537)
     Increase in income tax refunds receivable                                             (1,745)               -                -
     (Increase) decrease in prepaid expenses and other current assets                         355             (661)            (217)
     Increase (decrease) in accounts payable                                               (1,599)           2,141              (67)
     Increase (decrease) in accrued expenses                                                 (825)             353             (497)
     Increase (decrease) in income taxes payable                                             (131)            (440)             579
-----------------------------------------------------------------------------------  -------------    -------------    -------------
         Net cash provided by operating activities                                          4,084            5,374            5,882
-----------------------------------------------------------------------------------  -------------    -------------    -------------
Cash flows from investing activities:
     Purchase of property and equipment                                                    (4,298)         (13,218)          (2,719)
     Proceeds from sale of property and equipment                                             225                -                -
     Net proceeds from sales of connector business                                              -                -           22,191
     Payments for acquisition of subsidiaries, net of cash acquired                             -           (1,858)               -
     Proceeds from sale of property and equipment                                               -                -               64
     (Increase) decrease in other assets                                                    2,264             (741)              25
-----------------------------------------------------------------------------------  -------------    -------------    -------------
         Net cash provided by (used in) investing activities                               (1,809)         (15,817)          19,561
-----------------------------------------------------------------------------------  -------------    -------------    -------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                                   39              385               58
     Net proceeds under revolving credit lines                                              1,224            1,906              528
     Payments under capital leases                                                         (2,658)          (2,184)          (2,487)
     Payments of long-term debt                                                            (3,033)          (2,546)         (30,041)
     Proceeds from long-term debt                                                           2,363            4,918            6,234
     Net proceeds from issuance of preferred stock                                              -            9,100                -
     Payment of dividends on preferred stock                                                 (600)            (201)               -
     Payment of financing costs                                                                 -                -             (423)
     Purchase of treasury stock                                                                (7)               -                -
-----------------------------------------------------------------------------------  -------------    -------------    -------------
         Net cash provided by (used in) financing activities                               (2,672)          11,378          (26,131)
-----------------------------------------------------------------------------------  -------------    -------------    -------------
     Effect of foreign translation on cash                                                      -              (51)             (37)
-----------------------------------------------------------------------------------  -------------    -------------    -------------
     Net increase (decrease) in cash and cash equivalents                                    (397)             884             (725)
     Cash and cash equivalents at beginning of year                                         1,300              416            1,141
     Less cash reclassification to net assets of discontinued operations                     (508)               -                -
-----------------------------------------------------------------------------------  -------------    -------------    -------------
     Cash and cash equivalents at end of year                                           $     395        $   1,300        $     416
===================================================================================  =============    =============    =============
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                                           $   1,756        $   1,626        $   2,111
===================================================================================  =============    =============    =============
     Income taxes                                                                       $     272        $   1,468        $     664
===================================================================================  =============    =============    =============
Supplemental schedule of noncash investing and financing activities:
     Machinery and equipment, net of trade-in, acquired under capital leases            $   2,976        $     991        $     896
===================================================================================  =============    =============    =============
     Intellectual property rights acquired with restricted common stock                         -        $   1,000                -
===================================================================================  =============    =============    =============
     Acquisition finders' fee paid with nonqualified stock options                              -        $     426                -
===================================================================================  =============    =============    =============

         The accompanying notes are an integral part of these statements

                                      -F6-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share amounts)
================================================================================

1.   PRINCIPAL BUSINESS ACTIVITIES AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES:

     The accompanying consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly owned and majority-owned subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

     SEMX Corporation ("SEMX") and its subsidiaries principally manufacture proprietary thermal management materials, microelectronic ceramic products and packages, and interconnect products and materials for critical components and other specialized microelectronic devices and systems. The Company was also engaged in reclaiming of silicon test wafers for the semiconductor industry, which business was discontinued in 2001 (see
     Note 3).

     In conjunction with a strategy to focus on its core business, in the fourth quarter of 2001 the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The Company's Wafer Reclaim Services Group reclaims silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia. The Company completed the sale of the assets and selected liabilities of its North American operations on February 28, 2002.

     As of December 31, 2001 SEMX operates in one principal segment:
     Microelectronic Packaging and Materials. The Microelectronic Packaging and Materials Group includes the Company's Semiconductor Packaging Materials Co. ("SPM") division, Polese Company, Inc. ("Polese") and Retconn (through the February 1999 disposition). The discontinued Wafer Reclaim Services Group included the Company's American Silicon Products, Inc. ("ASP"), American Silicon Products B.V. ("ASP B.V.") and 50.1% owned International Semiconductor Products Pte Ltd. ("ISP") business units.

     Revenue from the sale of products is recognized at the date of shipment to customers. The Company's products are manufactured to specifications and shipped pursuant to customers purchase orders wherein title and risk of loss passes to the customer at the time of delivery.

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any loss on these accounts.

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments, net of deferred taxes, is reflected as a separate component of shareholders' equity until there is a sale or liquidation of the underlying foreign investment. Amounts related to ASP B.V. and ISP have been reclassified to net assets of discontinued operations.

     Inventories include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.

     Deferred income taxes arise from differences in bases between income tax reporting and financial reporting (see Note 9).

     Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets with selected higher valued assets having various residual values.

     The preparation of financial statements in conformity with generally accepted accounting principles requires use of estimates by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

                                      -F7-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================

     For comparability, certain 2000 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2001 including the adjustments necessary to conform to the discontinued operations presentation of the Wafer Reclaim Services Group during 2001.

     The excess of cost over the fair value of net assets acquired (goodwill), amounting to approximately $1,775 and $11,800 (prior to the write off of goodwill for the discontinued operations) at December 31, 2001 and 2000, respectively, is being amortized over periods ranging from 15 to 40 years using the straight-line method (see Note 2). Accumulated amortization at December 31, 2001 and 2000 was approximately $261 and $2,450, respectively. The Company reviews the carrying value of goodwill for impairment, periodically or whenever events or changes in circumstances indicate that the amounts may not be recoverable. The review for recoverability includes an estimate by the Company of the future undiscounted cash flows expected to result from the use of the assets acquired and their eventual disposition. An impairment will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets (see Note 5).

     Certain technology rights, proprietary rights and intellectual property, amounting to approximately $2,343 at December 31, 2001 and 2000, are being amortized over periods ranging from 11 to 17 years using the straight-line method. Accumulated amortization at December 31, 2001 and 2000 was approximately $769 and $589, respectively.

     The Company elected to measure compensation cost using Accounting Principles Board Opinion No. 25 as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, and has elected to comply with other provisions and the disclosure only requirements of SFAS No. 123 (see Note 11).

     Basic earnings per common share are computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 387,198 in 2000 and 175,878 in 1999 were used in the calculation of diluted earnings per common share. No incremental shares were used in the 2001 calculation of diluted earnings per common share since they would have had an antidilutive effect. Net income (loss) available to common shareholders reflects preferred stock dividends and the accretion of costs related to the issuance of the Company's Redeemable Preferred Stock on June 1, 2000.

     In June 2001, SFAS No. 141 "Business Combinations" was issued. SFAS No. 141 is effective for purchase business combinations for which the date of acquisition is July 1, 2001 or later. The Company does not believe that SFAS No. 141 will have a material impact on its financial position or results of operations.

     Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets," was issued. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually. The Company is in the process of analyzing its intangible assets but is unable to report the effect that the adoption of SFAS No. 142 will have on its financial position or results of operations.

     The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position or results of operations.

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

                                      -F8-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================

     31, 2000 and has completed the integration of the electroless gold plating operations into Polese Company's existing facilities as of October 2000.

     On April 10, 2000, the Company's Polese Company subsidiary acquired the assets of Advanced Packaging Concepts ("APC"), a Vista, CA based manufacturer of ceramic packages for the wireless markets, in a business combination accounted for as a purchase. Polese Company acquired the assets of APC for $300 in cash and assumed selected liabilities amounting to $1,000 which was financed in part by a $1,000 interim term loan that was repaid during the second quarter of 2000. In addition, Polese Company paid approximately $241 in costs associated with the acquisition of APC. The fair value of assets acquired, including approximately $817 allocated to Goodwill, amounted to approximately $1,541. In a companion transaction, associated intellectual property rights were acquired for approximately 95,000 shares of restricted SEMX common stock, valued at $1,000. The transaction provides the sellers of APC a royalty of 2-1/2% against future sales to certain existing customers for a period of three years. At closing, the Company advanced a total of $150 to the sellers against this royalty. The Company vacated the Vista premises as of July 31, 2000 and completed the physical integration of APC's operations into Polese Company's existing facilities in October 2000. The results of operations of APC are included in the Company's consolidated financial statements from the dates of acquisition. The effects of the operations of APC from January 1, 1999 to the date of the acquisition on the Company's results of operations was immaterial.

     In February 1999, the Company sold its connector businesses, Retconn and ST, to Litton Corporation ("Litton"). Litton acquired the specified assets and assumed certain liabilities of Retconn and ST, as defined in the purchase agreement, in consideration for a cash payment to the Company of $23,871. The liabilities assumed by Litton amounted to approximately $3,500. The purchase price was subject to adjustment for changes in Retconn's closing date balance sheet and in December 1999, the Company paid Litton $320 in settlement of the final purchase price adjustment. In addition, the Company is prevented from directly competing in the connector business for a period of three years. The Company recorded a pretax gain, during the first quarter of 1999, of $8,430 on the transaction.

3.   DISCONTINUED OPERATIONS:

     In conjunction with a strategy to focus on its core business, during the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. Accordingly the Company reported the results of operations of the Wafer Reclaim Services Group and the expected loss on disposal as discontinued operations.

     On February 28, 2002, the Company completed the sale of the assets of its Wafer Reclaim Services Group's, ASP US subsidiary for cash proceeds of approximately $6,100. The Company has received a letter of intent for the purchase of its Netherlands based ASP B.V. subsidiary and is in discussions regarding alternatives for its 50.1% interest in its Singapore-based ISP business unit.

     Certain information with respect to discontinued operations is summarized below:

                                      -F9-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share amounts)
================================================================================

Year ended December 31,                                                          2001                2000               1999
----------------------------------------------------------------------------------------------------------------------------------
Net Revenue                                                                  $   16,035          $   20,547         $   16,858
----------------------------------------------------------------------------------------------------------------------------------
   Earnings (loss) before income taxes and minority interest in
     consolidated subsidiary                                                     (3,392)                850               (292)
   Income tax - (benefit) expense                                                (1,157)                289                (99)
   Minority interest in income (loss) of consolidated subsidiary                   (220)                287                 31
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations, net                                  (2,015)                274               (224)
Loss on disposal of discontinued operations, net of income tax
     benefit of $4,911                                                          (11,534)                  -                  -
----------------------------------------------------------------------------------------------------------------------------------
  Earnings (loss) from discontinued operations                               $  (13,549)         $      274         $     (224)
----------------------------------------------------------------------------------------------------------------------------------
  Earnings (loss) per common share - basic:
     Discontinued operations                                                 $     (.32)         $      .04         $     (.04)
     Loss on disposal                                                        $    (1.82)         $        -         $        -
----------------------------------------------------------------------------------------------------------------------------------
  Earnings (loss) per  common share - diluted:
     Discontinued operations                                                 $     (.32)         $      .04         $     (.03)
     Loss on disposal                                                        $    (1.82)         $        -         $        -




     Assets attributable to discontinued operation, at net realizable value, relate to ASP US and are classified as current assets on the 2001 consolidated balance sheet due to the February 2002 sale of ASP US. The net noncurrent assets attributable to discontinued operations relate to ISP and ASP B.V., are classified as noncurrent assets and are net of liabilities including debt and the estimated loss on disposal.


     The charge recorded during 2001 for loss on disposal of the Wafer Reclaim Services Group includes the following:

Year ended December 31, 2001
------------------------------------------------------------------------------------------------------
Carrying value of net assets in excess of anticipated proceeds                         $   15,525
Expenses of asset disposal and anticipated  operating loss of $320 from December
31, 2001 through the estimated date of disposal                                               920
------------------------------------------------------------------------------------------------------
Loss on disposal before income tax benefit                                                 16,445
Income tax benefit                                                                          4,911
------------------------------------------------------------------------------------------------------
Loss on disposal                                                                       $   11,534
------------------------------------------------------------------------------------------------------

4.   INVENTORIES:

     The components of inventories are as follows:

December 31,                                           2001               2000
---------------------------------------------     ---------------    ---------------
Raw materials                                        $  2,574           $  3,814
Work-in-process                                         1,851              3,374
Finished goods                                          1,204                886
---------------------------------------------     ---------------    ---------------
                                                     $  5,629           $  8,074
=============================================     ===============    ===============

                                      -F10-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share amounts)
================================================================================


     The Company has a consignment arrangement with a bank, as described in Note 10, which provides for the leasing of precious metals by the Company. The Company pays for these precious metals based on actual usage.

5.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment, at cost, consists of the following:

                                                                                                       Estimated
December 31,                                                        2001              2000            Useful Life
-----------------------------------------------------------     -------------     -------------    ------------------
Land                                                             $   1,976        $    2,169
Buildings and leasehold improvements                                 7,552            13,545        1.5 to 39 years
Machinery and equipment                                             30,397            50,424          3 to 15 years
Construction-in-progress                                                31             1,134
-----------------------------------------------------------     -------------     -------------    ------------------
                                                                    39,956            67,272
Less accumulated depreciation and amortization                      17,282            23,263
-----------------------------------------------------------     -------------     -------------    ------------------
Property, plant and equipment, net                              $   22,674        $   44,009
===========================================================     =============     =============    ==================

     Net Property, Plant and Equipment in the amount of $19,366 was reclassified to discontinued operations in 2001.

     Included in machinery and equipment are approximately $11,080 and $16,220 at December 31, 2001 and 2000, respectively, of property acquired under capital leases. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $2,544 and $6,444 at December 31, 2001 and 2000, respectively. The property held under these leases is collateral for the related capital lease obligations described in Note 8. Included in machinery and equipment and in leasehold improvements are $0 and $15, respectively, of capitalized interest for the year ended December 31, 2001.

     In accordance with the Company's policy for assessing the carrying value of its long-term assets, an impairment and utilization review of its assets was conducted during the fourth quarter of 2001. As part of this review, during 2001, the Company evaluated projections by customer and future cash flows expected to be generated by certain equipment related to the production of a specialized thermal management material. As the Company has determined that it may be more economical currently to source the material produced by this equipment externally, an impairment of $1,037 was recorded during the fourth quarter of 2001 to write this equipment down to estimated fair value.

6.   ACCRUED EXPENSES:

     Accrued expenses consist of the following:

                December 31,                                                               2001               2000
                ------------------------------------------------------------------    ---------------     --------------
                Accrued payroll, bonuses and vacations                                    $   681            $ 1,161
                Other (all amounts are less than 5% of total current liabilities)           1,226              1,794
                ------------------------------------------------------------------    ---------------     --------------
                                                                                          $ 1,907            $ 2,955
                                                                                      ===============     ==============



                                     -F11-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


7.   LONG-TERM DEBT AND SHORT-TERM OBLIGATIONS:

       Long-term debt and short-term obligations consist of the following:


December 31,                                                   2001                2000
------------------------------------------------------     --------------     ---------------
Term loan (a) (g)                                            $   5,824          $   5,271
Line of credit (b) (g)                                           2,211              2,434
Term loan (c) (h)                                                2,449              2,473
Term loan and overdraft facility (d) (h)                             -              4,362
Term loan (e) (h)                                                    -                530
Term loan (f) (h)                                                    -                348
Other                                                               83                  -
------------------------------------------------------     --------------     ---------------
Total long-term debt and short-term obligations                 10,567             15,418
Less current maturities                                          8,147              2,556
------------------------------------------------------     --------------     ---------------
Long-term debt                                               $   2,420          $  12,862
======================================================     ==============     ===============

     (a) The Company entered into a Term Loan and Security Agreement (and a revolving credit agreement discussed in (b)) in November 1999 with PNC Bank N.A. ("PNC") which has a three-year term and is secured by substantially all of the Company's domestic assets. The term loan interest, at the Company's option, is based on either prime plus 1/2% or a floating Eurodollar rate plus an additional margin of 3%. At December 31, 2001, the interest rate was 5.25%. The term loan is payable in equal monthly installments of $74.

     (b) Pursuant to the November 1999 financing with PNC, the Company entered into a Revolving Credit Borrowing and Security Agreement, as amended ("the revolving credit facility"). The revolving credit facility has a three-year term and provides for up to $10,000 in borrowings based upon eligible accounts receivable and inventory. The revolving credit facility includes a standby letter of credit for approximately $2,200 (S$4,000 Singapore dollars) reserved for possible issuance under a continuing guarantee of a foreign subsidiary's debt. The interest rate is based on either prime or a floating Eurodollar rate plus a margin of 2.75%. At December 31, 2001, the interest rate was 5.00% and the excess revolving credit borrowing availability was $744.

     (c) In conjunction with the purchase of a building in December 2000, the Company entered into a term loan with CNL Bank, in the principal amount of $2,473. The term loan bears interest at a fixed rate of 10.05% with principal payable monthly over 25 years, and is subject to a prepayment penalty for the first five years.

     (d) In August 2000, the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950 (approximately $6,500 US) in term and overdraft borrowings secured by ISP's property and equipment and is partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of 5 to 10 years. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000 (approximately $2,700 US) to S$4,000 (approximately $2,200
            US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000 issued by PNC Bank in favor of ISP's lenders. In the event of default, as defined by ISP's lending agreements, Keppel Tatlee Bank could draw down the S$4,000 standby letter of credit provided by the Company's Bank. During 2001, the net assets and liabilities of the Wafer Reclaim Services Group were reclassified to Discontinued Operations - See Note 3.

     (e) In conjunction with the acquisition of a building, the Company entered into a term loan with a foreign bank in August 1998 in the principal amount of 1,300 Dutch Guilders (approximately $523 translated at December 31, 2001 exchange rates). The loan bears interest at 5.25% for three years which increases to 5.5% for the remaining life of the loan and is payable in quarterly installments of approximately $9, plus interest, which commenced on December 15, 1998. The facility matures

                                     -F12-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


            in 2018. During 2001, the net assets and liabilities of the Wafer Reclaim Services Group were reclassified to discontinued operations
            - see note 3.

     (f) In addition, the Company entered into a 1,000 Dutch Guilder (approximately $402 translated at December 31, 2001 exchange rates) overdraft facility with the foreign bank, which is collateralized by accounts receivable. Interest is payable monthly at the rate of 1.75% plus the central bank's promissory note discount rate. The facility matures in 2018. During 2001, the net assets and liabilities of the Wafer Reclaim Services Group were reclassified to discontinued operations - see note 3.

     (g) Because the interest rates will change with changes in the prime rate and Eurodollar rate, the fair value of the bank debt approximates the carrying amount.

     (h) Based on market rates currently available to the Company for loans with similar terms and maturities, the fair value of the long-term debt does not vary significantly from the carrying amount.

     Maturities of long-term debt and short-term obligations are as follows:

                  Year ending December 31,
                            2002                       $   8,147
                            2003                              32
                            2004                              36
                            2005                              40
                            2006                              44
                         Thereafter                        2,268

                  ------------------------           ------------
                                                       $  10,567
                                                     ============

     The above bank loan agreements provide, among other things, that the Company is subject to restrictions related to the issuance of additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. In addition, the above loans are collateralized by a blanket lien on substantially all the Company's assets, and require that the Company maintain certain financial ratios and targets. As of December 31, 2001 the Company was in default of several financial ratio covenants under its PNC Credit Facilities. The Company has obtained a waiver from PNC and signed an amendment to the Revolving Credit Facility.

8.   Obligations Under Capital Leases:

     The Company is the lessee of property and equipment acquired under capital leases expiring in various years through 2006.

     Future lease payments under capital leases are as follows:


                                     -F13-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


              Year ending December 31,

                        2002                          $   2,163
                        2003                              1,579
                        2004                              1,015
                        2005                                783
                        2006                                398
              --------------------------------    ----------------
                                                          5,938
              Less amount representing interest             988
              --------------------------------    ----------------
                                                          4,950
              --------------------------------    ----------------
              Less current portion                        1,778
              --------------------------------    ----------------
                                                      $   3,172
                                                  ================

     Interest rates on these capital leases range from 7.42% to 16.67% per annum.

9.   INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 consists of the following components:

Year ended December 31,             2001              2000             1999
-----------------------------   --------------   ---------------  --------------
Current:
   Federal                         $ (1,745)        $    796         $  4,229
   State                                  -               45              983
Deferred:
  Federal                              (727)             420              915
  State                                  74               28              173
  Foreign                                74                1                -
-----------------------------   --------------   ---------------  --------------
                                   $ (2,324)        $  1,290         $  6,300
=============================   ==============   ===============  ==============

     The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Year ended December 31,                                                     2001               2000               1999
------------------------------------------------------------------     ---------------    ---------------     --------------
Tax at federal statutory rate                                                (34.0%)             34.0%               34.0%
Change in valuation allowance                                                  8.3               (2.1)               (0.3)
State tax credit carry forwards generated                                     (4.5)              (0.7)               (1.4)
State income tax provision (benefit), net of federal tax effect               (3.0)               2.1                 4.8
Effect of permanent differences                                               (0.3)               2.6                 7.5
Other                                                                          1.2               (0.4)                0.7
------------------------------------------------------------------     ---------------    ---------------     --------------
                                                                             (32.3%)             35.5%               45.3%
                                                                       ===============    ===============     ==============


                                     -F14-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


     The tax effects of available tax carryforwards and temporary differences that give rise to the net short-term deferred income tax assets are presented below:

          December 31,                                                  2001                 2000
          -----------------------------------------------------    ---------------     ----------------
          Federal net operating loss carryforwards                    $   680               $     -
          Other                                                           590                   165
          -----------------------------------------------------    ---------------     ----------------
                                                                      $ 1,270               $   165
                                                                   ===============     ================


       The tax effects of available tax carryforwards, temporary differences and foreign currency translation adjustments that give rise to the net long-term deferred income tax assets (liabilities) are presented below:


          December 31,                                                             2001                 2000
          ---------------------------------------------------------------    -----------------     ----------------
             Accelerated depreciation                                           $ (1,912)             $ (3,740)
             Basis difference in amortization of intangibles                         212                  (797)
             Federal net operating loss carryforwards                                349                    --
             Loss carryforwards regarding discontinued operations                  3,671                    --
             Net ( income) loss in foreign subsidiaries                              (68)                  533
             State tax, net operating loss carryforward                            1,145                   644
             State investment tax credit carryforward                              1,178                   825
             Accumulated translation adjustment                                       --                   460
             Other                                                                   229                   172
                                                                             -----------------     ----------------
             Net deferred income tax asset (liability)                             4,804                (1,903)
             Less valuation allowance                                             (2,453)                 (707)
          ---------------------------------------------------------------    -----------------     ----------------
             Net long-term deferred income tax assets (liabilities)             $  2,351              $ (2,610)
          ---------------------------------------------------------------    -----------------     ----------------

     At December 31, 2001, the Company has state net operating loss carryforwards aggregating $19,124 of which $16,141 expire through 2006 and the remainder expire in 2021. State investment tax credit and research credit carryforwards aggregating $1,325 at December 31, 2001 expire at various dates from 2003 through 2016. A valuation allowance has been established for the tax effect of those state net operating loss carryforwards and state investment tax credit and research credit carryforwards (including a portion of the loss carryforwards regarding discontinued operations) which are not expected to be realized.

     The Company files a consolidated federal income tax return that includes the results of all its domestic subsidiaries and separate state and local income tax returns.

10.  COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

     The Company has noncancelable operating leases expiring through 2004 for the rental of office and manufacturing facilities. The leases also require payments for real estate taxes and other operating costs. The Company also leases office space at one of its foreign subsidiaries. This lease expires in January 2026 with an option to renew for an additional 29 years.

     Approximate aggregate minimum future rental payments, exclusive of payments for real estate taxes and other operating costs under these leases, are as follows:


                                     -F15-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


          Year ending December 31,
                   2002                        $     756
                   2003                              705
                   2004                              363
                   2005                               52
                   2006                               52
                Thereafter                           993
          ------------------------------    --------------
                                               $   2,921
                                            ==============

     Rent expense charged to operations for the years ended December 31, 2001, 2000 and 1999 amounted to $820 $618 and $741, respectively.

     The Company has employment agreements with five officers (the "Officers") expiring through 2004. The approximate aggregate commitment for future salaries, excluding bonuses, under these employment agreements is as follows:

           Year ending December 31,
                   2002                        $     711
                   2003                              250
                   2004                              125
         -------------------------------    --------------
                                               $   1,086
                                            ==============

     The employment agreement with one of these Officers automatically extends for one year and for two Officers automatically extend on a year to year basis unless modified or terminated by one of the parties.

     The Officers have agreed not to engage in a business that is competitive with the Company during the term of their agreement and for a period of one year thereafter.

     In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expires June 30, 2002. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,500 troy ounces of gold or gold having a market value of $2,400. At December 31, 2001, the Company's obligation under the Gold Consignment Agreement was approximately 3,776 troy ounces of gold valued at approximately $1,044.
     The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 5.1% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. As of December 31, 2001, the Company was not in compliance with certain financial ratio covenants. FPM has waived the covenant violation existing at December 31, 2001 and is in discussions with the Company towards modifying the agreement. FPM has asked and the Company has verbally agreed to convert the consignment facility to a demand facility and to add additional collateral. Should FPM demand return of the collateral and the Company be unable to replace the consignment facility, there could be a material adverse impact to the Company. The Company is current on its payment of interest on the FPM consignment interest and is maintaining the required Gold levels under the agreement.

     In connection with the Company's acquisition of Polese in 1993, for a period of 10 years from the date of acquisition, the former sole shareholder of Polese and a current executive officer of the Company is entitled to receive 10% of (i) the pretax profit from the Company's copper/tungsten product line after allocating operating costs, and (ii) the proceeds of the sale, if


                                     -F16-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


     any, by the Company of the powdered metal technology. This agreement expires December 31, 2002. Amounts due pursuant to this agreement will be charged to operations as incurred. For the years ended December 31, 2001, 2000 and 1999 $0, $249, and $500, respectively, has been charged to operations pursuant to this agreement.

11.  CAPITAL TRANSACTIONS:

     Redeemable Preferred Stock: On June 1, 2000, the Company received $10,000 in gross proceeds from Series B Redeemable Preferred Stock from a group led by ACI Capital Company ("ACI"). Attached to the instrument were warrants to purchase 1 million shares of SEMX Common Stock with an exercise price initially valued at $10.00 per share, subsequently reset to an exercise price of $7.00 per share during 2001. On the accompanying Balance Sheet, a value of $250 was assigned to the warrants and an initial value of $9,750 was assigned to the redeemable preferred stock. The $250 value assigned to the warrants was credited to additional paid-in capital and will be accreted to the value of the Series B Preferred Stock over the five year term. The Company paid approximately $900 in investment banking, financing, legal and accounting fees in conjunction with the offering. A total of $800 of the fees associated with the offering were accounted for as a reduction in the carrying value of the preferred stock on the accompanying balance sheet and will be accreted to the value of the Series B Preferred Stock over the five-year term. The remaining costs were allocated to expenses of issuing the warrants and were charged to paid-in capital. Of this total approximately $300 was paid to a firm affiliated with John Moorhead, who is a member of the SEMX Board of Directors, for services rendered in assistance with the financing. Additionally, warrants to purchase an aggregate of 60,000 shares of SEMX common stock at an exercise price of $7.00 per share were issued to an investment banking firm; a firm associated with John Moorhead; and certain other individuals. The Series B Preferred Stock is subject to mandatory redemption in five years for $10,000 and cash dividends are payable semiannually at a rate of 6%, and in preference to any dividends on the Company's common stock, and are subject to successive rate increases in the event of uncured late dividend payments or other events of default. The Liquidation Preference of the Series B Preferred Stock is equal to the stated value plus accrued and unpaid dividends to the date of liquidation. The Series B Preferred Stock granted ACI the right to add two directors to the SEMX Board of Directors.

     To avoid the possibility of there being a current or a future triggering event under a certain financial covenant provision of the Preferred Stock that would allow the ACI investors to call for immediate redemption of the Preferred Stock, the Company and the ACI investors entered into an agreement on November 13, 2001 that was amended and restated in its entirety on March 29, 2002. The Restated Agreement provided, among other things, that: (i) the redemption price for the Preferred Stock would not in any event be due prior to January 3, 2003, (ii) any increase in the dividend rate to which the ACI investors might otherwise be entitled to would not go into effect prior to January 3, 2003 and (iii) Section 14.1 of the Warrants that now provides that the Company would be obligated to purchase the Warrants (at a price which would provide the ACI investors with a 20% internal rate of return calculated from the date of issuance of the Preferred Stock, after taking into account dividends theretofore paid to the holders of the Preferred Stock and the value determined, as provided in the Warrants, of the shares of common stock of the Company, if any, issued pursuant to any exercises of the Warrants by the holders of the Warrants) upon a change of control pursuant to the formula therein set forth (the "Warrant Repurchase Agreement") was amended to apply also to a Bankruptcy event as therein defined. In addition, the Warrant Repurchase Formula would not apply to any redemption of the Preferred Stock unless, for calendar year 2002, there was no period of twenty consecutive trading days for which the daily market price of the Company's Common Stock was greater than $5.00 per share, and (iv) additional warrants to purchase 250,000 shares of the Company's common stock were granted to the ACI investors, with an exercise price of $3.00 per share. During March 2002 the Company notified the ACI investors that it has elected to pass on the semi annual dividend due March 31, 2002 as is permitted one time without penalty under the Preferred Stock agreement.

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

                                     -F17-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


     right. In the alternative, the Board of Directors, at its option, may exchange all outstanding and exercisable rights for common shares at an exchange ratio of one common share per each right. The Board may redeem the rights prior to an event triggering a distribution date at $.001 per right.

     Stock Options: The Company's incentive stock option plan (the "Incentive Plan"), as amended, under which 900,000 common shares have been reserved for future issuance terminated as of December 20, 2001 and no additional grants are permitted under this plan. The Company will submit a proposal for a new plan as part of the proxy for its upcoming annual meeting. The Incentive Plan provided for the sale of shares to employees of the Company at a price not less than the fair market value of the shares on the date of the stock option grant, provided that the exercise price of any stock option granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of the stock option grant. The term of each stock option and the manner of exercise is determined by the board of directors, but in no case can the stock options be exercisable in excess of 10 years beyond the date of grant. In May 1995, the Company adopted a nonqualified stock option plan (the "Nonqualified Plan"), as amended, under which 300,000 shares have been reserved for future issuance.

     At December 31, 2001, stock options to purchase 849,192 and 256,500 shares of common stock (excluding lapsed shares) have been granted under the Incentive Plan and the Nonqualified Plan, respectively, since the inception of both plans. In addition, at December 31, 2001, options to purchase 123,750 shares of common stock have been granted outside the Incentive Plan and the Nonqualified Plan at a price equal to the fair market value of the shares at the date of grant.

     A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999, and changes during the years then ended is presented below:


December 31,                                      2001                            2000                            1999
-----------------------------------    ---------------------------     ---------------------------     ---------------------------
                                                       Weighted-                       Weighted-                       Weighted-
                                                        Average                         Average                         Average
                                                       Exercise                        Exercise                        Exercise
                                         Shares          Price           Shares          Price           Shares          Price
-----------------------------------    ------------    -----------     -----------     -----------     -----------    ------------
Outstanding at Beginning of year         897,613        $   4.62         740,025        $   3.58         492,925       $   5.01
Canceled                                (150,875)           5.83         (48,983)           4.23        (135,275)          6.11
Granted                                  112,300            2.84         360,500            5.84         403,000           2.64
Exercised                                (18,375)           2.15        (153,929)           2.08         (20,625)          2.83
-----------------------------------    ------------    -----------     -----------     -----------     -----------    ------------
Outstanding at end of year               840,663        $   4.22         897,613        $   4.62         740,025       $   3.58
-----------------------------------    ------------    -----------     -----------     -----------     -----------    ------------
Options exercisable at year-end          546,825                         408,851                         467,025
-----------------------------------    ------------    -----------     -----------     -----------     -----------    ------------
Weighted - average fair value of
options granted during the year                         $   1.29                        $   4.00                       $   1.54
-----------------------------------    ------------    -----------     -----------     -----------     -----------    ------------


                                     -F18-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


       The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                 Options Outstanding                             Options Exercisable
                           --------------------------------    -------------------------------------------------
                                              Weighted-
                               Number          Average            Weighted-         Number          Weighted-
                           Outstanding at     Remaining            Average        Exercisable        Average
     Range of               December 31,     Contractual           Exercise       at December       Exercise
  Exercise Prices               2001             Life               Price           31, 2001          Price
------------------------   ---------------  ---------------    ---------------  ---------------  ---------------
 $  0.10 - $  1.79              238,425           5.1               $ 1.61            81,800          $ 1.63
 $  1.85 - $  3.94              179,738           3.2                 3.23           125,025            3.37
 $  4.00 - $  6.63              195,750           3.4                 4.63           120,750            5.03
 $  7.13 - $  8.25              208,250           8.2                 7.16           208,250            7.16
 $  9.25 - $  9.88               18,500           7.0                 9.64            11,000            9.65
------------------------   ---------------  ---------------    ---------------  ---------------  ---------------
 $  0.10 - $  9.88              840,663           6.8               $ 4.22           546,825          $ 5.04
------------------------   ---------------  ---------------    ---------------  ---------------  ---------------

     The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for its stock options and, accordingly, has presented the disclosure only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per common share for the years ended December 31, 2001, 2000 and 1999 would approximate the pro forma amounts indicated in the table below:


Year ended December 31,                                                  2001                2000                1999
----------------------------------------------------------------   ----------------   -----------------   -----------------
Net income (loss) attributable to common shareholders -
 as reported                                                          $  (19,219)         $    2,141          $    7,383
================================================================   ================   =================   =================
Net income (loss) attributable to common shareholders -
 pro forma                                                            $  (19,620)         $    1,771          $    7,124
================================================================   ================   =================   =================
Earnings (loss) per share - as reported:
   Basic                                                              $    (3.04)         $      .34          $     1.22
   Diluted                                                            $    (3.04)         $      .32          $     1.19
================================================================   ================   =================   =================
Earnings (loss) per share - pro forma:
   Basic                                                              $    (3.10)         $      .29          $     1.18
   Diluted                                                            $    (3.10)         $      .27          $     1.14
================================================================   ================   =================   =================

     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 2001, 2000 and 1999, respectively: expected volatility of 55.54%, 85.11% and 79.3%, respectively; risk-free interest rates of 3.9%, 6.09% and 5.2%, respectively; and expected lives of 3.7 years, 4.3 years and 4.1 years, respectively.

12.  SEGMENT INFORMATION

     The Company operates in one industry segment, the Microelectronic Packaging Group as a result of the discontinuance of the Wafer Reclaim Services Group.

     The Company's areas of operation are principally in the United States. Operations outside the United States are worldwide and are primarily in Europe, North Africa and Asia. No single foreign country or geographic area is significant to the consolidated operations. Revenue from one customer accounted for 25% of the Company's total revenue from its continuing operations for the year ended December 31, 2001 and 22% of the Company's total revenue from its continuing operations for the year ended December 31, 2000. Revenue from the same customer accounted for 29% of the Company's total revenue from its continuing operations for the year ended December 31, 1999


                                     -F19-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


13.  EXPORT REVENUE:

     For the years ended December 31, 2001, 2000 and 1999, export revenue to unaffiliated customers amounted to approximately 17%, 20% and 18%, respectively, of the Company's consolidated revenue from its continuing operations.

14.  ALLOWANCE FOR DOUBTFUL ACCOUNTS:

     Information relating to the allowance for doubtful accounts is as follows:

                                           Balance at          Charged to
                                          Beginning of          Costs and                             Balance at End
Year ended December 31,                       Year              Expenses            Deductions            of Year

                2001                        $  354               $  655              $  152 (a) (b)       $  857
=====================================   =================    ================    =================    ================
                2000                        $  656               $   64              $  366 (a)           $  354
=====================================   =================    ================    =================    ================
                1999                        $  245               $  417              $    6 (a)           $  656
=====================================   =================    ================    =================    ================


     (a) Write-off of uncollectible accounts receivable.

     (b) Includes reclassification of allowance to net assets of discontinued operations


                                     -F20-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================


15.  QUARTERLY FINANCIAL DATA:

     The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

                                                        2001 Quarters Ended

                                                March 31       June 30       September 30       December 31         Total
                                             -------------- -------------  ----------------  ----------------   --------------
Net sales                                      $  14,155      $  11,219      $   8,645          $   5,336         $  39,355
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                       3,298          3,129          1,329             (1,967)            5,789
------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                      (98)           (76)          (890)            (3,802)           (4,866)
Loss from discontinued operations                    (45)          (608)          (608)              (754)           (2,015)
Loss on disposal of discontinued operations            -           -  -           -  -            (11,534)          (11,534)
------------------------------------------------------------------------------------------------------------------------------
Net loss                                            (143)          (684)        (1,498)           (16,090)          (18,415)
------------------------------------------------------------------------------------------------------------------------------
Net loss attributable to common shareholders        (344)          (885)        (1,699)           (16,291)          (19,219)
------------------------------------------------------------------------------------------------------------------------------

Basic loss per common share:
   Continuing operations                       $    (.04)     $    (.04)     $    (.17)         $    (.63)        $    (.90)
   Discontinued operations                     $    (.01)     $    (.10)     $    (.10)         $   (1.94)        $   (2.14)
------------------------------------------------------------------------------------------------------------------------------
                                               $    (.05)     $    (.14)     $    (.27)         $   (2.57)        $   (3.04)
------------------------------------------------------------------------------------------------------------------------------

Diluted loss per common share:
   Continuing operations                       $    (.04)     $    (.04)     $    (.17)         $    (.63)        $    (.90)
   Discontinued operations                     $    (.01)     $    (.10)     $    (.10)         $   (1.94)        $   (2.14)
------------------------------------------------------------------------------------------------------------------------------
                                               $    (.05)     $    (.14)     $    (.27)         $   (2.57)        $   (3.04)
------------------------------------------------------------------------------------------------------------------------------

Weighted  average  number of  common  shares
outstanding:
   Basic                                           6,317          6,324          6,331              6,325             6,325
   Diluted                                         6,317          6,324          6,331              6,325             6,325
------------------------------------------------------------------------------------------------------------------------------


                                     -F21-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands, except per share amounts)
================================================================================

                                                          2000 Quarters Ended

                                               March 31         June 30       September 30       December 31        Total
                                             --------------  --------------  ----------------  ----------------  -------------
Net sales                                      $  12,016       $  12,657       $  13,916         $  15,043         $  53,632
------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                       4,322           4,045           3,617             4,486            16,470
------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                    917             500             205               718             2,340
Income (loss) from discontinued operations           (74)            109             109               130               274
------------------------------------------------------------------------------------------------------------------------------
Net income                                           843             609             314               848             2,614
------------------------------------------------------------------------------------------------------------------------------
Net income attributable to common shareholders       843             555             112               631             2,141
------------------------------------------------------------------------------------------------------------------------------

Basic income (loss) per common share:
   Continuing operations                       $     .15       $     .07       $     .00         $     .08               .30
   Discontinued operations                     $    (.01)      $     .02       $     .02         $     .02               .04
------------------------------------------------------------------------------------------------------------------------------
                                               $     .14       $     .09       $     .02         $     .10               .34
------------------------------------------------------------------------------------------------------------------------------

Diluted income (loss) per common share:
   Continuing operations                       $     .14       $     .07       $     .00         $     .08               .28
   Discontinued operations                     $    (.01)      $     .01       $     .02         $     .02               .04
------------------------------------------------------------------------------------------------------------------------------
                                               $     .13       $     .08       $     .02         $     .10               .32
------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
outstanding:
   Basic                                           6,079           6,208           6,256             6,298             6,213
   Diluted                                         6,551           6,676           6,580             6,582             6,601
------------------------------------------------------------------------------------------------------------------------------



                                     -F22-