Form 10-K/A
period 2001-12-31
SEMX CORP
filed 2002-04-30
CIK 880858

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)                 FORM 10-K/A

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES ACT OF 1934

                        Commission file number 1-10938

                               SEMX CORPORATION
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

            Delaware                                            13-3584740
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


  One Labriola Court, Armonk, New York                               10504
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code: (914) 273-5500

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of Each Class               Name of Each Exchange on Which Registered
----------------------------           -----------------------------------------
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

Yes X      No
   ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K: X
                                                   ---

                             PART III
                             --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following persons, are currently serving as Directors of the Company.


Name                                  Age    Position
----                                  ---    ---------

Frank J. Polese ....................  45     Director, President and Chief
                                             Executive Officer

Gilbert D. Raker ...................  58     Chairman of the Board and Interim
                                             Chief Financial Officer

John U. Moorhead, II ...............   49    Director

Mark A. Pinto ......................   45    Director

Andrew Lozyniak ....................   71    Director

Douglas S. Holladay, Jr. ...........   55    Director

Kevin S. Penn ......................   40    Director

     Gilbert D. Raker, Chairman of the Board, and Interim Chief Financial Officer. From May 1990 until May, 2001 Mr. Raker served as President and Chief Executive Officer of the Company. Mr. Raker is a trustee of Eastern College.

     Frank J. Polese - Mr. Polese became President and Chief Executive Officer of the Company in May, 2001. He was Vice Chairman of the Company from January 1996 until he became President, and has been a Director of the Company since July 1993. In December 1999, in addition to remaining as Vice Chairman of the Company, Mr. Polese was appointed President of the Company's Microelectronic Packaging Group (formerly known as the Materials Group). Mr. Polese also served as President of the Company between January, 1994 and December, 1995. Mr. Polese has served since August 1991 as President of Polese Company, Inc., a California corporation ("Polese Company"), which was acquired by the Company on May 27, 1993, prior to which Mr. Polese was its sole shareholder. Prior to August 1991, Mr. Polese was a manufacturer's representative specializing in products incorporated into microelectronic packages for the electronics industry.

     John U. Moorhead, II - a Director of the Company since October 1991.
Since May 2001, Mr. Moorehead has been a Managing Director of CE Unterberg Towbin, an investment banking firm. From January, 1995 to May 2001, Mr. Moorhead was a managing director of V. M. Equity Partners, an investment banking firm. Since November, 1990 Mr. Moorhead has been President of The Moorhead Group, Inc., an investment banking and consulting firm. From January 1988 to October 1990,

Mr. Moorhead was Director of the New Business Group of the Investment Banking Division of Lehman Brothers. From November 1984 to December 1987, Mr. Moorhead was a senior executive at E.F. Hutton. He is a director of ICG Communications, Inc., a provider of bundled telecommunication services to business and Internet service providers.

     Mark A. Pinto - a Director of the Company since July 1995. He has been Senior Vice President/Institutional Sales, Corporate Bond Department of RBC/DAIN since 1990. From 1987 until 1990, Mr. Pinto was Vice President/Fixed Income of Kidder Peabody & Co. Mr. Pinto has been employed in the securities industry since 1983.

     Andrew Lozyniak - a Director of the Company since September 1998. Mr. Lozyniak was formerly the Chairman of Dynamics Corporation of America ("DCA"), a New York Stock Exchange listed company which manufactured electrical appliances and electronic devices, power and controlled environmental systems and fabricated metal products and equipment. He had been associated with DCA since 1961 in various capacities, including Executive Vice President, President, Chief Executive Officer and was elected Chairman in 1978. DCA merged with CTS Corporation, a NYSE listed manufacturer of electronic components, in October 1997. Mr. Lozyniak was a member of the Board of Directors of CTS Corporation.

     Douglas S. Holladay, Jr. - a Director of the Company since July 2000. Mr. Holladay has held leadership roles in five Columbia Capital portfolio companies from 1990 to present. He is currently Chairman and Chief Executive Officer of Mindshift Technologies, Inc. a managed services company. From 1999 until 2001 he was a venture partner at Columbia Capital Corporation. From 1996 to 1998 he was President and CEO of Digital Television Services, Inc. (DTS) a consolidator of DirecTV rural franchise areas. Prior to DTS, he was President and COO of Sterling Cellular, LLC, a multi-system cellular operator, from 1990 to 1996. From 1988 through 1989, Mr. Holladay was Group Vice President of CCA Industries. Prior to CCA Industries he spent twelve years with Landmark Communications, Inc., a private communications company with interests in newspapers, broadcasting and cable programming.

     Kevin S. Penn - a Director of the Company since July 2000. Mr. Penn is a Managing Director of ACI Capital Co., Inc. ("ACI Capital"). Since joining ACI Capital in 1995, Mr. Penn has had lead responsibility for making investments in both public and private companies. Prior to joining ACI Capital, Mr. Penn was Executive Vice President and Chief Investment Officer for First Spring Corporation, from 1991 to 1995, where he was responsible for the private equity, direct investment and public investment portfolios. Prior to his association with First Spring Corporation, Mr. Penn was a Principal with the investment firm Adler & Shaykin and was a founding member of the Morgan Stanley & Co. Leveraged Investment Group. Mr. Penn currently serves as a Director of J. Silver Clothing Inc., Qdoba Restaurant Corporation and Highland Financial Holdings, LLC.


CERTAIN INFORMATION CONCERNING THE BOARD OF DIRECTORS

     The Company held eight meetings of the Board of Directors during the fiscal year ended December 31, 2001 ("Fiscal 2001) and conducted other business by unanimous written consent. All of the directors attended at least 75% of the Board of Directors meeting.

     The Company has a standing audit committee of the Board of Directors, comprised of Messrs. Lozyniak, Pinto and Holladay, of which Mr. Lozyniak is the Chairman. During Fiscal 2001, the audit committee met five times.

     The Company has a standing compensation and personnel committee of the Board of Directors (the "Compensation and Personnel Committee"), which is comprised of Messrs. Moorhead, Penn and Raker of which Mr. Moorhead is the Chairman. During Fiscal 2001, the Compensation Committee met two times.

     The Board of Directors does not have a standing nominating committee.

EXECUTIVE OFFICERS

     The Executive Officers of the Company are as follows:


Name                                  Age    Position
----                                  ---    ---------

Frank J. Polese ....................  45     President and Chief Executive
                                             Officer

Gilbert D. Raker ...................  58     Chairman of the Board and Interim
                                             Chief Financial Officer

     Richard J. Brown served as President of the Wafer Reclaim Services Group and the ASP subsidiary until February 28, 2002, when the Company sold the assets of its ASP subsidiary.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and Directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission") and the NASDAQ. Officers, Directors and greater-than-10% stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during Fiscal 2001, all Section 16(a) filing requirements applicable to its officers, Directors and greater-than-10% beneficial owners were complied within a timely fashion.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to, or earned by, the Company's Chief Executive Officer and each of the two other most highly compensated executive officers, (the "Named Executive Officers"), for the Company's last three fiscal years.

(A)  SUMMARY COMPENSATION TABLE

                                         Annual Compensation                            Awards
                               -------------------------------------     -------------------------------------
                                                                         Securities
     Name and                                                            Underlying           All Other (1)
Principal Position             Fiscal Year   Salary ($)   Bonus ($)*     Options/SAR's (#)    Compensation ($)
------------------             -----------   ----------   ---------      -----------------    ----------------

Frank J. Polese, Director,     2001          $220,193      $  -                -                $    -
President and Chief            2000          $217,999         -              15,000             $243,849 (3)
Executive Officer (2)          1999          $197,230         -              50,000             $500,000 (3)

Gilbert D. Raker               2001          $310,100      $ 40,000            -
Chairman of the Board and      2000          $312,000      $135,000          15,000
Interim Chief Financial        1999          $295,662         -              45,000
Officer


Richard J. Brown, President    2001          $155,861      $ 30,000             -
of the Company's Wafer         2000          $168,173      $ 11,250           7,000
Reclaim Services Group and     1999          $111,654           -            20,000
ASP (4)


*The bonuses shown had been accrued in the prior year and were paid to the executive in the year noted in the table.

1. The aggregate amount of such compensation is the lesser of either $50,000 or 10% of such person's total annual salary and bonus.

2. Mr. Polese became President of the Company and Chief Executive Officer in May, 2001.

3. Represents payments under an agreement relating to pretax profits in connection with sales of copper-tungsten products (see "Certain Transactions").

4. Richard J. Brown was president of the Company's Wafer Reclaim Services Group and ASP until the sale by the Company of the assets of ASP as of February 28, 2002.

(B)  OPTION/SAR GRANTS IN LAST FISCAL YEAR - None Granted.


(C)  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
     YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

     The following table sets forth (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during the 2001 fiscal year by the Chief Executive Officer and each of the Named Executive Officers, (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 2001, and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying Common Stock that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 2001:

                                    Shares                     Number of Unexercised      Value of Unexercised
                                   Acquired                   Options/SARs at Fiscal     In the Money Options/
                                     on          Value             Year-End (#)          SARs at Fiscal Year-
                                   Exercise    Realized            Exercisable/          End (#) Exercisable/
         Name                        (#)         ($)              Unexercisable           Unexercisable (1)
  ----------------                 --------    --------       ----------------------     ---------------------
Frank J. Polese.................      --       $  --              74,063/24,688               $6,312/$6,313

Gilbert D. Raker................    8,750      $13,125            84,213/24,688               $4,288/$4,288

Richard J. Brown................      --       $  --               9,250/12,750               $1,894/$1,894

--------------------
1. Based on the fair market value of SEMX's common stock at fiscal year end of $2.13 per share, less the exercise price payable for such shares.

COMPENSATION OF DIRECTORS

     The independent Directors of the Company, Messrs. Moorhead, Pinto, Lozyniak, Holladay and Penn are each compensated $6,000 per fiscal year and $500 per meeting for serving on the Board of Directors. The Chairman of each committee of the Board receives $1,000 for their service. Members of each committee receive $500 per meeting attended.

     Pursuant to the Company's Non-Qualified Incentive Stock Option Plan (the "Non-Qualified Plan"), non-employee Directors (Messrs. Moorhead, Pinto, Lozyniak, Holladay and Penn) will receive options to purchase 5,000 shares of Common Stock as of the date of the Annual Meeting. The options will be exercisable at a price equal to 100% of the fair market value of the common stock on the date of grant.

EMPLOYMENT AGREEMENTS

     As of August 1, 1999, the Company entered into a three year employment agreement with Gilbert Raker (the "Agreement"). Mr. Raker's employment will continue on a year to year basis after the expiration of the initial term of the Agreement. Pursuant to the Agreement Mr. Raker will receive an initial annual salary of $312,000 (the "Base Salary"), which effective August 1, 2000 and August 1, 2001 respectively, shall be increased by the percentage increase of the Consumer Price Index ("CPI") or $12,000 per annum, whichever is greater. Mr. Raker shall receive annual bonuses as may be determined by the Compensation Committee. The Company will reimburse Mr. Raker for certain expenses incurred.

     In the event of a change of control (as defined), the Company will pay Mr. Raker (i) his full Base Salary through the date of termination, (ii) any bonus due to him, (iii) an amount equal to the highest of the annual incentive award earned by him under any Incentive Plans in the five calendar years ended as of December 31st, immediately preceding the date of termination, and (iv) in lieu of further salary payments, the Company shall pay, as severance, a lump sum equal to Mr. Raker's Base Salary for a period of three years. In the event that his employment is terminated by disability (as defined), the agreement provides for payment to Mr. Raker of his Base Salary for a period of two and one-half (2 1/2) years following the date of termination. In the event of his death, in addition to life insurance benefits payable to his estate, the Company shall pay his estate a lump sum representing his Base Salary and pro-rated bonus for a period of two years following the date of his death. Mr. Raker has agreed not to engage in a business that is competitive with the Company during the term of the agreement and for a period of one year thereafter.

     In connection with his employment agreement Mr. Raker also entered into an Intellectual Property Protection Agreement, pursuant to which he agreed that all inventions and works of authorship which he makes, during his employment by the Company and for one year after the termination of his employment, which relate to the business of the Company or are related to actual or anticipated research and development, will be the sole and exclusive property of the Company. The Intellectual Property Protection Agreement also restricts Mr. Raker from using Company trade secrets indefinitely after termination of his employment and restricts his use of confidential information for a period of five (5) years following his termination of employment with the Company.

     As of August 1, 1999, the Company and Polese Company entered into a five year employment agreement with Frank Polese (the "Agreement"). Mr. Polese's employment will continue on a year to year basis after the expiration of the initial term of the Agreement. Pursuant to the Agreement, Mr. Polese will receive an annual salary of $250,000 (the "Base Salary"), which may be increased, but not decreased, in the future by the Company. In addition, Mr. Polese may be paid an annual bonus in the discretion of the Compensation Committee.

     In the event of a termination due to change in control (as defined) the Company will pay Mr. Polese (i) his full Base Salary through the date of termination; (ii) any bonus for a past calendar year which is due, (iii) an amount equal to the annual incentive award earned by him under any of the Company's Incentive Plans in the calendar year ended as of December 31st immediately preceding the date of termination, and (iv) in lieu of further salary payments, a severance lump sum payment equal to Mr. Polese's Base Salary for a period of three years. In the event Mr. Polese becomes incapable of fulfilling his obligations because of injury or physical or mental illness for a period of three consecutive months or six months in the aggregate during any twelve consecutive months, the Company may terminate his employment upon thirty (30) days written notice. Mr. Polese has agreed not to engage in any business that is competitive with the Company during the term of the Agreement and for one year thereafter.

     In connection with his employment agreement Mr. Polese also entered into an Intellectual Property Protection Agreement, pursuant to which he agreed that all inventions and works of authorship which he makes, during his employment by the Company and for one year after the termination of his employment, which relate to the business of the Company or are related to actual or anticipated research and development, will be the sole and exclusive property of the Company. The Intellectual Property Protection Agreement also restricts Mr. Polese from using Company trade secrets indefinitely after termination of his employment and restricts his use of confidential information for a period of five (5) years following his termination of employment with the Company.

     At the time of the sale of the assets of ASP by the Company, Richard Brown entered into non-competition and consulting agreements. He received $162,000 in consideration of the aforementioned agreements and in satisfaction of all salary and benefits which he was entitled to under his employment agreement with the Company.

EMPLOYEE STOCK OPTION PLAN

     The SEMX Corporation Amended Employees' Incentive Stock Option Plan (the "Plan") provided for shares of the Company's Common Stock to be reserved for issuance upon exercise of options designated as "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended.

     The Amended Employees' Incentive Stock Option Plan expired on December 20, 2001. 849,192 options have been granted and are exercisable under the Plan.

NON-QUALIFIED STOCK OPTION PLAN

     The Company's Non-Qualified Incentive Stock Option Plan (the "Non-Qualified Plan") provides for the grant of non-qualified stock options, which are not intended to qualify under Section 422A(b) of the Internal Revenue Code of 1986, as amended, to purchase an aggregate of 300,000 shares. The Non-Qualified Plan provides that non-qualified stock options ("NQSOs" or "Options") may be granted to employees, non-employees, Directors and consultants to the Company and its subsidiaries, all of whom are eligible to participate in the Non-Qualified Plan (the "Participants"). The Plan, as amended, provides that all non-employee Directors will receive options to purchase 2,500 shares of Common Stock as of the date of the Annual Meeting, commencing with the Annual Meeting of 1997. The options are exercisable at a price equal to 100% of the fair market value of the common stock on the date of grant. The Non-Qualified Plan is administered by the Board of Directors or if established by the Board, the stock option committee (the "Committee"), consisting of two disinterested members appointed by the Board of Directors. The terms of the options granted under the Non-Qualified Plan are to be determined by the Board or the Committee, if established by the Board. An option must be granted within ten years from the date that the Non-Qualified Plan was adopted. Options will be exercisable in whole or part at any time during the ten-year period, but will not have an expiration date later than ten years from the date of grant. Options are non-transferable, except upon death of the optionee. To date, after giving effect to the exchange and repricing of certain options in fiscal 1998, 256,500 options have been granted under the Non-Qualified Plan.

STOCK OPTIONS OUTSIDE OF A PLAN

     After giving effect to the exchange and repricing of certain options in fiscal 1998, the Company has issued options for 123,750 shares outside of its option plans to certain Directors of the Company, consultants and employees.

        REPORT OF THE COMPENSATION AND PERSONNEL COMMITTEE

     The Report of the Compensation and Personnel Committee and the Performance Graph herein shall not be incorporated by reference into any filing notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 that might incorporate future filings in whole or in part, including this Proxy Statement.

     The Compensation and Personnel Committee of the Board of Directors (the "Committee") is composed of John U. Moorhead, II, Kevin S. Penn and Gilbert D. Raker. The Committee is responsible for establishing and administering the Company's employee compensation plans, subject to the approval of the Board of Directors. The Committee applies a philosophy based on the premise that the achievements and successes of the Company result from the coordinated efforts of all individuals working toward common objectives.

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER.

     Frank D. Polese became President and Chief Executive Officer in May, 2001. He has played and continues to play a pivotal role in the movement of the Company into new areas of business, especially in the area of thermal management products. In August 1999, the Company and Polese Company entered into a five year employment agreement with Mr. Polese (see "Employment Agreements"). Mr. Polese currently receives a base salary of $250,000 per annum. Future increases in his salary will be at the discretion of the Board. In addition, the Compensation Committee, in its discretion may pay Mr. Polese a bonus.

     Mr. Polese received no bonus for fiscal year 2001.

     Mr. Polese participates in the Company's Stock Option Plans.

COMPENSATION VEHICLES

     The Company uses a total compensation program that consists of cash and equity based compensation.

CASH BASED COMPENSATION

     Salary and Bonuses

     Individual salary determinations of the Company's executive officers are based on experience, duties and functions, performance and comparison to peers, both inside and outside of the Company.

     The Board of Directors in its discretion, may award bonuses to executive officers in recognition of their performance and their contributions to the success of the Company.

     401-K Plan

     The Company has a 401-K Plan and matches up to 2% of the total compensation of participants in the Plan up to a maximum allowed by law.

EQUITY BASED COMPENSATION

     The Company has utilized its Amended Employees' Incentive Stock Option Plan and continues to utilize its Non-Qualified Stock Option Plan (the "Plans"), to provide executive officers, among others, involved in the Company's development, an opportunity to acquire or increase their proprietary interest in the financial successes and progress of the Company by means of grants of options to purchase Company Common Stock. The Plans utilize vesting periods, which are determined by the Board which administers the Plans, to encourage executive officers to continue in the employ of the Company.

THE COMPENSATION AND PERSONNEL COMMITTEE:

                    John U. Moorhead, II
                    Kevin S. Penn
                    Gilbert D. Raker


            REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

     The Company's Audit Committee consists of three members of the Board of Directors, all of whom are "independent directors" as defined by Rule 4200(a)(15) of the National Association of Securities Dealers' listing application. All members of the Audit Committee are financial literate and Andrew Lozyniak, the Chairman of the Audit Committee, has extensive financial management experience.

     The Board adopted a written charter for the Audit Committee on May 26, 2000.

     The primary purpose of the Audit Committee is to assist the Board in fulfilling its oversight responsibilities by reviewing (i) the financial information which is provided to the shareholders, government and regulatory bodies and others, (ii) the system of financial internal controls which management and the Board have adopted and (iii) the audit process.

     The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2001 with management. Furthermore, the Audit Committee has discussed with the Company's independent auditors, Goldstein Golub Kessler LLP, the matters required to be discussed by SAS 61. The Audit Committee has received the written disclosures and letter from Goldstein Golub Kessler LLP required by Independence Standards Board Standard No. 1 and has discussed with Goldstein Golub Kessler LLP such firm's independence. Based upon these reviews and discussions, the Audit Committee recommended that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, the last fiscal year for filing such annual report with the U.S. Securities and Exchange Commission.

THE AUDIT COMMITTEE

                                 Andrew Lozyniak
                                 Mark A. Pinto
                                 Douglas s. Holladay

     Goldstein Golub Kessler LLP (GGK) has a continuing relationship with American Express Tax and Business Services Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

     Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS.

AUDIT FEES

     The aggregate fees billed by GGK for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2001 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for that fiscal year as well as related audit committee meetings, management memorandum and out of pocket expenses and administrative charges amounts to approximately $240,000.

All Other Fees

     The aggregate fees billed by GGK, which do not include Financial Information System Design and Implementation fees, for services rendered to the Company during 2001 other than the services described above under "Audit Fees" amounted to approximately $150,000.

     The Audit Committee did consider the compatibility of the non-audit services furnished by the Auditors to the Company to the Auditor's continued independence.


                               PERFORMANCE GRAPH

     Set forth below is a Performance Graph that shows the cumulative total return on the Company's Common Stock compared with the cumulative total return of the Standard & Poors Small Cap 600 and a peer group index for the period of the Company's last five fiscal years (December 1996 = 100):

     Because the Company is involved in a variety of microelectronic and semiconductor businesses, no published peer group accurately mirrors the Company's business or weighs those businesses to match their relative contributions to the Company's overall performance. Accordingly, the Company had created a special per group index that includes companies in the principal lines of business which the Company does business. The common stocks of the following companies have been included in the peer group index: Alpha Technologies Group, Inc., ATMI, Inc., Brush Engineered Materials, CTS Corp., Kulicke & Soffa Industries, Inc., Park Electrochemical Corp. and Sheldahl, Inc.



                           Total Shareholder Returns

COMPANY NAME / INDEX                                   DEC96      DEC97       DEC98       DEC99       DEC00        DEC01
-------------------------------------------------------------------------------------------------------------------------
SEMX CORP                                              100        69.54       26.44       68.39        41.38       19.59
S&P SMALLCAP 600 INDEX                                 100       125.58      123.95      139.32       155.76      165.94
PEER GROUP                                             100       134.29      133.70      266.84       171.53      151.55


A $100 investment in SEMX Corporation Common Stock in December, 1996 would be equal to $19.59 in December, 2001. The Board of Directors recognize that the market price of stock is influenced by many factors, only one in which is company performance. The stock price performance shown on the Performance Graph is not necessarily indicative of future price performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT RELATED STOCKHOLDER MATTERS

                               VOTING SECURITIES

     As of April 26, 2002, the Company had outstanding 6,330,703 shares of Common Stock outstanding (which figure excludes 337,800 treasury shares not entitled to vote). The Company also has 100,000 shares of Series B Preferred Stock, $.10 par value, issued and outstanding.

     The following table sets forth, as of April 26, 2002, certain information concerning those persons known to the Company to be the beneficial owners (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act") of more than five (5%) percent of the outstanding shares of Common Stock of the Company and the number of shares of Common Stock of the Company owned by all Directors and nominees of the Company, individually, the Chief Executive Officer of the Company, each of the Named Executive Officers, and by all Directors and executive officers of the Company as a group:

        Name and Address of
        Beneficial Owner and                         Amount and Nature of
        Identity of Group (1)(2)                     Beneficial Ownership       Percent  of Class
        ------------------------                     --------------------       -----------------
        Richard J. Brown (3)......................            22,250                      *
        Douglas S. Holladay, Jr. (4)..............             7,500                      *
        Andrew Lozyniak (5)...... ................            90,000                   1.42%
        John U. Moorhead, II (6)..................           112,600                   1.77%
        Kevin S. Penn (7).........................             7,500                      *
        Mark A. Pinto (8).........................            89,000                   1.40%
        Frank J. Polese (9).......................           486,735                   7.59%
        Gilbert D. Raker (10).....................           704,851                  10.98%
        All executive officers and Directors as a
          group (8 persons)(11)...................         1,520,436                  23.06%
        Dimensional Fund Advisors Inc. (12)(13)...           538,216                   8.50%

--------------------
*Less than 1% of outstanding shares of Common Stock.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) The address of all of the persons is c/o SEMX Corporation, One Labriola Court, Armonk, New York 10504.

(3) Mr. Brown's employment as an executive officer terminated on February 28, 2002 when the Company sold the assets of ASP.

(4)  Includes underlying options to purchase 7,500 shares of Common Stock.

(5)  Includes underlying options to purchase 7,500 shares of Common Stock.

(6) Includes 3,600 shares of Common Stock owned by his spouse, as to which Mr. Moorhead disclaims beneficial ownership and underlying options to purchase 47,500 shares of Common Stock.

(7)  Includes underlying options to purchase 7,500 shares of Common Stock.

(8) Includes 29,500 shares of Common Stock owned by Mr. Pinto's father, as to which Mr. Pinto disclaims beneficial ownership, and includes an underlying option to purchase 20,000 shares of common stock but excludes any shares owned by Sutro & Company, Mr. Pinto's employer.

(9)  Includes underlying options to purchase 81,250 shares of Common Stock.

(10) Includes underlying options to purchase 91,400 shares of Common Stock.

(11) Includes an aggregate of 262,650 shares of Common Stock issuable upon exercise of options described in notes (4), (5), (6), (7), (8), (9) and
     (10).

(12) The address of Dimensional Fund Advisors, Inc. ("Dimensional") is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(13) The number of shares is based upon a Schedule 13-G filed by Dimensional on January 30, 2002 as of December 31, 2001. All shares reported are owned by investment companies and other investment vehicles managed by Dimensional, as to which Dimensional disclaims beneficial ownership therein.

PREFERRED STOCK

     The following table sets forth as of April 26, 2002 the stock ownership of the Company's Series B Preferred Stock:

     ACI Capital America Fund LP        1,215,000 (1)(2)(3)
     ("ACI Capital Fund")
     60 East 55th Street
     New York, New York 10022

     Exeter Venture Lenders L.P.          135,000 (2)(4)
     10 East 53rd Street
     New York, New York 10022

(1) ACI Capital Fund pursuant to the Series B Preferred Stock Certificate of Designation, Number, Powers, Preferences and Relative Participation, Optional and Other Rights of Series B (Certificate of Designation") has the right to elect two directors to the Company's Board of Directors.

(2) Each holder of Series B Preferred Stock is entitled to vote the number of votes equal to the number of shares of common stock which the preferred shares would theoretically be converted into on the record date, on the basis of a $10 valuation, for each preferred share, subject to adjustment.

(3) Includes 1,125,000 warrants to purchase Company's common stock, which options are presently exercisable.

(4) Include 125,000 warrants to purchase Company's common stock, which options are presently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the acquisition of all of the issued and outstanding shares of Common Stock of the Polese Company in 1993, for a ten-year period commencing on January 1, 1994, Mr. Polese has the right to receive ten (10%) percent of (i) the pre-tax profits from the copper tungsten product line after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the tungsten/copper heat dissipation technology. During fiscal 2001, the Company did not pay or accrue any money to Mr. Polese pursuant to the aforementioned agreement.

     The Company believes that transactions between the Company, its officers, Directors, principal stockholders, its subsidiaries or its or their affiliates have been, and in the future will be, on terms no less favorable to the Company than could be obtained from unaffiliated third- parties. Future transactions with affiliates will be approved by a majority of the disinterested members of the Board of Directors.

                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              SEMX CORPORATION



                              By: /s/ Gilbert D. Raker
                                  ----------------------------------------
                                      Gilbert D. Raker
                                      Chairman of the Board of Directors
                                      and Interim Chief Financial Officer

Dated: April 30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.

            Signature                                 Title                                       Date
            ---------                                 -----                                       -----

    /s/ Frank J. Polese                   Director, President and Chief Executive            April 30, 2002
   -------------------------              Officer
   Frank J. Polese


    /s/ Gilbert Raker                     Chairman of the Board and Interim Chief            April 30, 2002
   -------------------------              Financial Officer
   Gilbert D. Raker


    /s/ Mark A. Koch                      Secretary
   -------------------------                                                                April 30, 2002
   Mark A. Koch


    /s/ John U. Moorhead, II              Director                                           April 30, 2002
   -------------------------
   John U. Moorhead, II


    /s/ Kevin S. Penn                     Director                                           April 30, 2002
   -------------------------
   Kevin S. Penn


    /s/ Mark A. Pinto                     Director                                           April 30, 2002
   -------------------------
   Mark A. Pinto


    /s/ Andrew Lozyniak                   Director                                           April 30, 2002
   -------------------------
   Andrew Lozyniak


   /s/ Douglas S. Holladay, Jr.           Director                                           April 30, 2002
   ----------------------------
   Douglas S. Holladay, Jr.