Form 10-Q
period 2002-03-31
SEMX CORP
filed 2002-05-21
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                           (1) Yes [X] No [ ]

                           (2) Yes [X] No [ ]

The number of shares outstanding of the Registrant's sole class of common stock, as of May 17, 2002 was 6,320,703 shares.

                                TABLE OF CONTENTS

                                                                        Page No
                                                                        -------

PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

                Independent Accountant's Report                             3

                Consolidated Balance Sheets at
                March 31, 2002 (unaudited) and December 31, 2001            4

                Consolidated Statements of Operations for the three
                months ended March 31, 2002 and 2001 (unaudited)            5

                Consolidated Statements of Cash Flows for the three
                months ended March 31, 2002 and 2001 (unaudited)            6

                Notes to Consolidated Financial Statements                 7-9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10-13

PART II         OTHER INFORMATION

Item 1. - 6.    Not Applicable                                             13

                Signatures                                                 13

FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the disposition of the discontinued operations and the economic volatility in geographic markets, such as Asia and the ability of the Company to meet its capital requirements.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


May 8, 2002

PART I  - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         SEMX CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  March 31,
                                                                                                    2002            December 31,
                                                                                                  Unaudited             2001
                                                                                                --------------     ---------------

ASSETS
Current Assets:
   Cash and cash equivalents                                                                        $     483          $     395
   Accounts receivable, less allowance for doubtful accounts of $758 and $857, respectively             4,073              3,415
   Inventories                                                                                          5,593              5,629
   Assets attributable to discontinued operation, at net realizable value                                 841              5,512
   Escrow receivable                                                                                      300                 --
   Income tax refunds receivable                                                                        1,322              1,745
   Prepaid expenses and other current assets                                                              833                817
   Deferred income tax assets                                                                           1,270              1,270
                                                                                                --------------     ---------------
TOTAL CURRENT ASSETS                                                                                   14,715             18,783
                                                                                                --------------     ---------------
   Property, Plant and Equipment, net                                                                  21,969             22,674
                                                                                                --------------     ---------------
OTHER ASSETS
   Net non-current assets attributable to discontinued operations                                          --                600
   Goodwill                                                                                             1,514              1,514
   Technology rights and intellectual property                                                          1,430              1,574
   Deferred income tax asset                                                                            2,351              2,351
   Other                                                                                                  678                705
                                                                                                --------------     ---------------
TOTAL OTHER ASSETS                                                                                      5,973              6,744
                                                                                                --------------     ---------------
TOTAL ASSETS                                                                                        $  42,657          $  48,201
                                                                                                ==============     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                                 $   4,413          $   3,390
   Accrued expenses                                                                                     2,158              1,907
   Current portion of long-term debt and short term obligations                                         4,809              8,147
   Current portion of obligations under capital leases                                                  1,772              1,778
                                                                                                --------------     ---------------
TOTAL CURRENT LIABILITIES                                                                              13,152             15,222
                                                                                                --------------     ---------------
Long-term debt                                                                                          2,420              2,420
Non-current portion of obligations under capital leases                                                 3,018              3,172
                                                                                                --------------     ---------------
TOTAL LIABILITIES                                                                                      18,590             20,814
                                                                                                --------------     ---------------
Redeemable Preferred Stock:
Preferred stock - $.10 par value; authorized 1,000,000 shares;
   designated as Series B Preferred Stock: $100 stated value, 100,000 shares issued and
   outstanding                                                                                          9,025              9,283
Commitments and Contingencies
Common Shareholders' Equity:
   Common stock-$.10 par value; authorized 20,000,000 shares, issued 6,668,503 and 6,663,503
   shares, respectively                                                                                   667                666
   Additional paid-in-capital                                                                          30,454             30,136
   Accumulated other comprehensive income                                                                  18                 25
   Accumulated deficit                                                                                (15,878)           (12,504)
                                                                                                --------------     --------------
   TOTAL                                                                                               15,261             18,323
   Less: Treasury stock:  337,800 shares at cost                                                         (219)              (219)
                                                                                                ---------------    --------------
   TOTAL COMMON SHAREHOLDERS' EQUITY                                                                   15,042             18,104
                                                                                                ---------------    --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $  42,657          $  48,201
                                                                                                ==============     ===============

                See Notes to Consolidated Financial Statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            For The Three Months Ended
                                                                                                    March 31,
                                                                                               2002               2001
                                                                                               ----               ----


NET SALES                                                                                   $    7,094         $   14,155

COST OF GOODS SOLD                                                                               6,980             10,857
                                                                                          ---------------    ---------------

Gross Profit                                                                                       114              3,298

Selling, General and Administrative Expenses                                                     2,970              3,153
                                                                                          ---------------    ---------------

OPERATING INCOME (LOSS)                                                                         (2,856)               145

Interest Expense                                                                                  (317)              (309)
                                                                                          ---------------    ---------------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT                                       (3,173)              (164)

Income Tax Benefit                                                                                   -                (66)
                                                                                          ---------------    ---------------

Loss From Continuing Operations                                                                 (3,173)               (98)


DISCONTINUED OPERATIONS:

Loss From Discontinued Operations, net of taxes and minority interest                                -                (45)
                                                                                          ---------------    ---------------

NET LOSS                                                                                        (3,173)              (143)

Preferred Stock Dividends and Accretion                                                            201                201
                                                                                          ---------------    ---------------

Net Loss Attributable to Common Shareholders                                                $   (3,374)        $     (344)
                                                                                          ===============    ===============

Net Loss per Common Share - Basic and Diluted

Net Loss from Continuing Operations                                                         $     (.53)        $    (0.04)
Net Loss from Discontinued Operations                                                       $                  $    (0.01)
                                                                                          ---------------    ---------------
Net Loss Per Common Share                                                                   $     (.53)        $    (0.05)
                                                                                          ===============    ===============
Weighted Average Number of Common
Shares Outstanding
   Basic                                                                                         6,329              6,317
   Diluted                                                                                       6,329              6,317

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                 For The Three Months Ended
                                                                                                          March 31,
                                                                                                   2002                 2001
                                                                                                   ----                 ----
                                                                                                           (unaudited)
Cash flows from operating activities:
   Net Loss                                                                                      $(3,173)             $    (143)
                                                                                                                      ---------
     Adjustments to reconcile net loss to net
       Cash provided by operating activities:
       Depreciation and amortization of property and equipment                                       940                  1,684

       Other amortization                                                                             86                    245
       Deferred income taxes                                                                          --                     32

       Minority interest                                                                              --                     29

     Changes in operating assets and liabilities:
       (Decrease) increase in accounts receivable                                                   (658)                 1,741

        (Increase) decrease in inventories                                                            36                 (1,148)

        Increase in prepaid expenses and other current assets                                        (16)                  (375)

        Decrease in tax refund receivable                                                            423                     --

        Increase in accounts payable                                                               1,023                    133

        Decrease (increase) in accrued expenses                                                      101                    (66)

        Increase in income taxes payable                                                              --                    186
                                                                                           -------------------     ----------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                          (1,238)                 2,318
                                                                                           -------------------     ----------------

Cash flows from investing activities:
   Purchase of property and equipment                                                               (219)                (1,138)

   Sale of subsidiary                                                                              5,512                     --

   Increase in other assets                                                                         (453)                  (560)


                                                                                          --------------------     ----------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                           4,840                 (1,698)
                                                                                          --------------------     ----------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                             8                     26

   Proceeds repayments of long-term debt                                                          (1,142)                  (629)

   Borrowings (repayments) under revolving credit facilities                                      (1,954)                 1,427

   Payments under capital leases                                                                    (426)                  (583)

   Payments of Series B Preferred Stock Dividends                                                     --                   (299)
                                                                                          --------------------     ----------------

     NET CASH USED IN FINANCING ACTIVITIES                                                        (3,514)                   (58)
                                                                                          --------------------     ----------------

Effect of exchange rate change on cash                                                                --                     (7)

Net increase in cash                                                                                  88                    555

Cash at beginning of period                                                                          395                  1,300
                                                                                          --------------------     ----------------
Cash at end of period                                                                           $    483             $    1,855
                                                                                          ====================     ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

     Machinery and equipment, net of trade-in, acquired under capital leases                    $     10             $       95

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at March 31, 2002 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the year. The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The financial statements included herein for the three month periods ended March 31, 2002 and 2001 have been reviewed in accordance with Statement on Auditing Standards No. 71 "Interim Financial Information" by the Company's independent accountants.

In conjunction with a strategy to focus on its core business, in the fourth quarter of 2001 the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The Company's Wafer Reclaim Services Group reclaims silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia. The Company completed the sale of the assets and selected liabilities of its North American operations ("ASP US") on February 28, 2002. In addition the Company completed the sale of the stock of its European operation("ASP BV") on May 2, 2002. Accordingly, as of December 31, 2001 SEMX operates in one principal segment:
Microelectronic Packaging and Materials. The Microelectronic Packaging and Materials Group includes the Company's Semiconductor Packaging Materials Co. ("SPM") division Polese Company, Inc. ("Polese"). For comparability, certain 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2002, including the adjustments necessary to conform to the discontinued operations presentation of the Wafer Reclaim Services Group during 2001.

The Company has recorded a full valuation allowance for income tax benefits arising from the operating loss incurred during the period due to uncertainty about future utilization of such loss. Accordingly, no additional income tax benefits are included for the first quarter 2002. However, as future profits are recognized, the Company will not include a tax accrual thereon until the excluded benefits are fully utilized. The valuation allowance increases the net loss by approximately $950.

In June 2001, SFAS No. 141 "Business Combinations" was issued. SFAS No. 141 is effective for purchase business combinations for which the date of acquisition is July 1, 2001 or later. The Company does not believe that SFAS No. 141 will have a material impact on its financial position or results of operations.

Also in June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets," was issued. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually, as well as a transitional goodwill impairment test within six months from the date of adoption. The Company is in the process of analyzing its intangible assets but is not yet able to report the effect that the adoption of SFAS No. 142 will have on its financial position or results of operations.
SFAS No. 142 also requires disclosure of what net income (loss) would have been in all periods presented had SFAS No. 142 been in effect. The following table is provided to disclose what net loss would have been had SFAS No. 142 been adopted in prior period:

                                                  For The Three Months Ended
                                                            March 31,
                                                       2002         2001
                                                      -------      -------
   Reported loss from continuing operations           $(3,173)     $   (98)
   Add back: Goodwill amortization from
      continuing operations, net of tax                    --           24
                                                      -------      -------
   Adjusted loss from continuing operations            (3,173)         (74)
                                                      -------      -------
   Loss from discontinued operations                       --          (45)
   Add back: Goodwill amortization from
      discontinued operations, net of tax                  --           65
                                                      -------      -------
   Adjusted net loss                                   (3,173)         (54)
   Preferred Stock Dividends and Accretion                201          201
                                                      -------      -------
   Net loss attributable to common shareholders       $(3,374)     $  (255)
                                                      =======      =======
Net loss per common shares basic and diluted
   Adjusted net loss from continuing operations       $ (0.53)     $ (0.04)
   Adjusted net loss from discontinued operations     $    --      $  0.00
                                                      -------      -------
   Adjusted net loss per common share                 $ (0.53)     $ (0.04)
                                                      =======      =======




The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period. Potential dilutive common shares include shares issuable upon exercise of the Company's stock options and warrants. Net income (loss) attributable to common shareholders reflects preferred stock dividends and the accretion of related costs on the Company's Redeemable Preferred Stock issued on June 1, 2000.

NOTE 3.  DISPOSITIONS

The Company completed the sale of the assets of its ASP US business on February 28, 2002 for gross proceeds of approximately $6,100 and the assumption of certain liabilities. In conjunction with the sale the purchaser held $300 in escrow subject to the absence of certain conditions as defined in the sale agreement and the resolution of any adjustments for changes in working capital between the letter of intent signing and the February 28, 2002 closing date. $1,300 of the proceeds was used to pay down the Company's term debt outstanding under the PNC Credit Facility and the balance after severance and professional fees was used to pay the revolving credit borrowings.

NOTE 4.  INVENTORY

Inventories consisted of the following:

                                March 31, 2002
                                 (Unaudited)              December 31, 2001
                              -------------------         -------------------
Raw materials                       $2,366                     $  2,574
Work-in-process                      2,100                        1,851
Finished goods                       1,127                        1,204
                              -------------------         -------------------
                                    $5,593                     $  5,629
                              ===================         ===================

       The Company has a consignment arrangement with a bank, as described in Management's Discussion and Analysis, which provides for the leasing of precious metals by the Company. The Company pays for these precious metals based on actual usage.



NOTE 5.  COMPREHENSIVE (LOSS)

The components of the Company's total comprehensive loss were:

                                                                       Three Months Ended
                                                                           March 31,
                                                                      -------------------
                                                                      2002           2001
                                                                      ----           ----
      Net Loss:                                                     $(3,173)      $  (143)

      Foreign currency translation adjustment, net of taxes              (7)         (225)
                                                                    -------       -------
      Total Comprehensive (loss)                                    $(3,180)      $  (368)
                                                                    =======       =======


NOTE 6.  DISCONTINUED OPERATIONS

During the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. Accordingly, the Company reported the results of operations of the Wafer Reclaim

Services Group as discontinued operations and made an accrual as of December 31, 2001 of the expected loss on disposal and anticipated operating losses of the Wafer Reclaim Services Group business units through the date of disposal.

On February 28, 2002, the Company completed the sale of the assets of its Wafer Reclaim Services Group's ASP US subsidiary for cash proceeds of approximately $6,100 which proceeds were credited to the net current assets attributable to discontinued operations. On April 30, 2002, the Company completed the sale of the stock of its Netherlands-based ASP B.V. subsidiary, and is in discussions regarding alternatives for its 50.1% interest in its Singapore-based ISP business unit.

During the three months ended March 31, 2001, the Discontinued Wafer Reclaim Services Group recorded service revenues of $5,268 and realized a net loss after taxes and minority interests of $45, which is recorded as Loss from Discontinued Operations on the accompanying Statement of Operations. During the three months ended March 31, 2002, the Wafer Reclaim Services Group recorded service revenues of $2,892 and had no net loss as an estimatd loss from the Wafer Reclaim Services Group operations and disposal was recorded at December 31, 2001.

On the accompanying balance sheet, remaining net assets attributable to discontinued operations relate to ISP and ASP B.V., and are classified as current assets and are net of liabilities including debt and the estimated loss on disposal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Prior to the fourth quarter of 2001, the Company operated in two business segments: the Microelectronic Packaging and Materials Group and the Wafer Reclaim Services Group. In conjunction with a strategy to focus on its core business, during the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. Accordingly, most of the discussion herein will focus on the continuing operations of the Microelectronic Packaging and Materials Group as the Company's one remaining business.

The accompanying Financial Statements have been reclassified to segregate the Discontinued Operations results from the continuing Microelectronic Packaging and Materials Group operating results. Management's Discussion and Analysis presented herein follows this presentation, unless the context indicates otherwise.

RESULTS OF OPERATIONS - First quarter 2002 compared to first quarter 2001.

REVENUE:

Total revenue for the first quarter 2002 of $7,094,000 decreased $7,061,000 or 49.9% as compared to the first quarter 2001, reflecting reduced customer requirements in the electronics sectors that the Group serves. SPM's first quarter 2002 sales decreased by $952,000 or 23.8 % as compared to the comparable 2001 period, reflecting market conditions and decreased gold wire sales, although sales were stronger at the overseas locations. Polese Company's first quarter 2002 sales decreased by $6,109,000 or 60.2% as compared to the prior year period reflecting reduced sales of microprocessor lids, fiber optics products and cellular base station heat dissipation products. The Company estimates that disruptions caused by an ammonia release and resultant plant shutdown in late March 2001, resulted in a reduction of approximately $700,000 in shipments scheduled for the month of March 2001.

During the first quarter of 2002, the Company has experienced some strengthening in the electronics industry markets from fourth quarter 2001 sales levels of $5,336,000, which management believes was the bottom of the cycle. In the first quarter of 2002, the Company began shipments of a new product line, initially for a major electronics customer, and recorded revenues of $1,138,000 during the first quarter of 2002, which are expected to increase progressively throughout the year.

The Company does a significant amount of international business, both from its domestic locations as well as through overseas manufacturing locations. Domestic and international sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first quarter of 2002 was 27.9%, as compared to 10.5% for the first quarter of 2001. Domestically sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first quarter of 2002 was 18.3%, as compared to 8.5% for the first quarter of 2001. The majority of domestically sourced foreign sales contracts are written in US dollars with payment remitted directly in US dollars. Therefore, there is a reduced risk of currency exposure.

The Company has foreign manufacturing in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L.") and in Malaysia, SPM(M) SDN.BHD. During the first quarter of 2002, the Company derived revenue from S.A.R.L. of $464,000 and from SPM(M) of $215,000. Sales for S.A.R.L. and SPM(M) are conducted in the local currencies of Dirhams and Ringits, respectively, and constitute a foreign sales percentage of 9.6% in 2002 and 2.8% in 2001. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions.

The Company's consolidated backlog as of March 31, 2002 was approximately $9,392,000 compared to a backlog of approximately $27,370,000 at March 31, 2001 and $12,980,000 at December 31, 2001. The decrease in consolidated backlog from the prior year and December 31 period was primarily due to a softening in the fiber optics and wireless markets, and a change of one of the Company's largest customers to a different ordering system. The Company believes the majority of the consolidated backlog at March 31, 2002 includes orders that are expected to be shipped within one year.

GROSS PROFIT:

Gross profit of $114,000 for the first quarter 2002 decreased by $3,184,000, or 96.5%, from the first quarter 2001. The Microelectronic Packaging Group's gross profit decrease primarily reflects operating its manufacturing facilities at a level which exceeded that necessary to generate the revenue earned in the period. As a result of the above, the Microelectronic Packaging Group's gross margin decreased from 23.3% in last years first quarter to 1.6% in the first quarter 2002. The Microelectronic Packaging Group's gross profit for the first quarter of 2001 reflects the write off during the quarter of approximately $326,000 of inventory damaged as a result of the ammonia release and accompanying disruptions in production.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the first quarter 2002 decreased by $183,000, or 5.8% from the comparable 2001 period. The decrease in SG&A during the first quarter 2002 was due to cost reductions, volume reductions and staffing reductions subsequent to the first quarter of 2001. SG&A expenses as a percentage of revenue increased from 22.3% in the first quarter 2001 to 41.9% for the first quarter 2002 due the reduction in sales.

INTEREST EXPENSE (NET):

Net interest expense for the first quarter 2002 increased by $8,000 from the first quarter 2001. The slight increase in net interest expense is due to increased debt levels on debt and capital leases used to finance capital expenditures, slightly offset by lower borrowing rates.

PROVISION (CREDIT) FOR INCOME TAXES:

The Company recorded a credit of $66,000 at an effective rate of 40.2% for the first quarter of 2001. The Company has not recorded a credit for income tax benefits from continuing operations for an operating loss incurred in the current period due to uncertainty about future utilization.

NET LOSS:

As a result of the above, the Company had a net loss from continuing operation of $3,173,000 for the first quarter 2002 as compared to a net loss from continuing operations of $98,000 for the first quarter 2001.


NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net loss attributable to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income per common share and reflects dividends and the accretion of related costs of the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $67,000 per month representing dividends payable and accretion related to the Series B Preferred Stock.

DISCONTINUED OPERATIONS - First quarter 2002 compared to first quarter 2001.

During the fourth quarter of 2001, the Company's Board of Directors made a decision to dispose of the Wafer Reclaim Services Group which includes American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and Singapore based, International Semiconductor Products Pte. Ltd. ("ISP") business units. The Wafer Reclaim Services Group's revenues for the three months ended March 31, 2002 were $2,892,000 as compared to revenues of $5,268,000 for the three months ended March 31, 2001. The Wafer Reclaim Services Group revenue decrease for the three months ended March 31, 2002 compared to the prior year period was the result of a slowdown in the semiconductor industry in the U.S., Europe and Asia.

For the three months ended March 31, 2001, the Wafer Reclaim Services Group recognized a net loss from discontinued operations of $45,000. The Wafer Reclaim Services Group loss from discontinued operations and the loss on disposition were recorded at December 31, 2001.

In February 2002, the Company completed the sale of the assets of the ASP US business as described more fully below in Liquidity and Capital Resources. In addition, in April 2002 the Company completed the sale of the ASP BV business unit.




LIQUIDITY AND CAPITAL RESOURCES:

General

To support the Company's growth the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, issuance of Preferred Stock, line of credit facilities, term loans from banks, other bank financing, including gold consignment supply agreements, and capital leases and common stock issuance. However, at current volume levels, the company does not anticipate a need to make significant capital expenditures over the next twelve months.

Summary of 2002 Activity
------------------------

At March 31, 2002, the Company had cash and cash equivalents of $483,000 and had an available balance on its revolving credit facility of $1,102,000 as compared to $1,855,000 and $2,293,000 respectively at March 31, 2001.

Net cash used in operating activities in the first quarter of 2002 amounted to a use of $1,238,000 as compared to cash provided of $2,318,000 in the first quarter of 2001. Cash provided by operations decreased compared to the prior years period, principally as a result of the first three months net loss and working capital changes.

Cash provided by investing activities amounted to $4,840,000 in the first quarter of 2002 compared to cash used of $1,698,000, in the prior year period. This change was principally due to the sale of ASP US. During the three months ended March 31, 2002 and 2001, the Company invested $219,000 and $1,138,000, respectively, in property and equipment. This investment excludes $10,000 in the 2002 period and $95,000 in the 2001 period for equipment acquired under capital leases.

Net Cash used in financing activities amounted to $3,514,000 in the first quarter of 2002 as compared to cash used of $58,000 during the 2001 period. During the first quarter of 2002 the Company repaid $1,142,000 under term loans and $1,954,000 under its Bank revolving line of credit. In addition, the Company made payments of $426,000 under capital lease obligations.

CREDIT FACILITIES:

On November 1, 1999, the Company entered into a Revolving Credit, Term Loan and Security Agreement with the Business Credit section of PNC Bank. The Credit Facility replaced revolving credit and term loan facilities the Company had with other banks. The current Credit Facility has a three-year term, which expires on October 31, 2002. It consists of a formula-based $10,000,000 revolving credit facility and an original $6,234,000 term loan, that are collectively secured by substantially all of the Company's domestic assets and the stock of the Company's foreign subsidiaries. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,200,000 US) is reserved for issuance of a standby letter of credit in support of the Company's partial guarantee of ISP's debt. The interest rate on revolving credit borrowings is, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of outstanding debt is due on October 31, 2002. The Company is current on its payments of interest and principal to the Bank. In April 2001, the Company entered into an additional $1,447,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings. At the February 28, 2002 closing of the sale of the assets of the ASP US subsidiary to Rockwood Industries, the Company repaid $1,300,000 of the term loan balance and PNC placed a reserve of $1,200,000 upon the Company's formula-based borrowing that was reduced to $600,000 during the first quarter of 2002. As of December 31, 2001, the Company was not in compliance with certain financial ratio covenants as defined in the Credit Facility. PNC waived the covenant violation existing at December 31, 2001 and modified the agreement to address future covenant compliance. As of March 31, 2002, the Company was not in compliance with certain financial ratio covenants as modified previously. PNC has waived the covenant violation existing as of March 31, 2002 and is in discussions with management towards modifying the agreement to address covenant compliance and other adjustments through the maturity of the facility. The Company is current on its payments of all interest and principal under the Credit Facility.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expires June 30, 2002. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 6,500 troy ounces of gold or gold having a market value of $2,400,000. At March 31, 2002, the Company's obligation under the Gold Consignment Agreement was approximately 3,776 troy ounces of gold valued at approximately $1,138,000. The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 5.1% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. As of December 31, 2001, the Company was not in compliance with certain financial ratio covenants. FPM has agreed to waive the covenant violation existing at December 31, 2001 and the Company has verbally agreed to convert the consignment facility to a demand facility and to maintain company owned gold of at least 10% of the consignment. The Company is in continuing discussions with FPM towards finalizing the terms of a demand facility agreement, including providing additional collateral if necessary. Should FPM demand return of the consigned gold and the Company be unable to replace the consignment facility, there could be a material adverse impact to the Company. The Company is current on its payment of interest on the FPM consignment interest and is maintaining the required Gold levels under the agreement.

In August, 2000, the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,500,000 US) in term and overdraft borrowings secured by ISP's property and equipment and is partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of five to ten years. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,700,000 US) to S$4,000,000 (approximately $2,200,000 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000,000 issued by PNC Bank in favor of ISP's lenders which is subject to renewal as of September 2002. In the event of default, as defined by ISP's lending agreements, or in the event the Company is unable to renew the standby letter of credit by September 2002, Keppel Tatlee Bank could draw down the S$4,000,000 standby letter of credit provided by the Company's Bank.

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

To avoid the possibility of there being a current or a future triggering event under a certain financial covenant provision of the Preferred Stock that would allow the ACI investors to call for immediate redemption of the Preferred Stock, the Company and the ACI investors entered into an agreement on November 13, 2001 that was amended and restated in its entirety on March 29, 2002. The Restated Agreement provided, among other things, that: (i) the redemption price for the Preferred Stock would not in any event be due prior to January 3, 2003, (ii) any increase in the dividend rate to which the ACI investors might otherwise be entitled to would not go into effect prior to January 3, 2003 and (iii) Section
14.1 of the Warrants that now provides that the Company would be obligated to purchase the Warrants (at a price which would provide the ACI investors with a 20% internal rate of return calculated from the date of issuance of the Preferred Stock, after taking into account dividends theretofore paid to the holders of the Preferred Stock and the value determined, as provided in the Warrants, of the shares of common stock of the Company, if any, issued pursuant to any exercises of the Warrants by the holders of the Warrants) upon a change of control pursuant to the formula therein set forth (the "Warrant Repurchase Agreement") was amended to apply also to a Bankruptcy event as therein defined. In addition, the Warrant Repurchase Formula would not apply to any redemption of the Preferred Stock unless, for calendar year 2002, there was no period of twenty consecutive trading days for which the daily market price of the Company's Common Stock was greater than $5.00 per share, and (iv) additional warrants to purchase 250,000 shares of the Company's common stock were granted to the ACI investors, with an exercise price of $3.00 per share. During March 2002, the Company notified the ACI investors that it had elected to pass on the semiannual dividend due March 31, 2002 as is permitted one time without penalty under the Preferred Stock agreement.

On May 20, 2002 the Company and ACI entered into an additional agreement that provided that: the redemption price for the Preferred Stock would not in any event be due prior to April 1, 2003.


DISCONTINUED OPERATIONS:

The Company completed the sale of the assets of its ASP US business to Rockwood Specialties on February 28, 2002 for gross proceeds of approximately $6,100,000 plus the assumption of certain liabilities by the purchaser. $1,300,000 of the proceeds were used to pay down term debt outstanding under the PNC Term Loant Facility and the balance after severance and professional fees was used to pay the revolving credit borrowings. On April 30, 2002 the Company completed the sale of the stock of ASP BV for cash proceeds of approximately $1,100,000 which were used to pay revolving credit borrowings and reserved for providing $250,000 of restricted cash as additional collateral under the FPM agreement as described above. The Company is in discussions regarding alternatives for its 50.1% interest in Singapore based ISP including a transfer of its obligation to provide a standby letter of credit as described above. The remaining ISP subsidiary has sufficient liquidity from operations and banking facilities, so that no additional funding from continuing operations is anticipated.

OTHER:

In conjunction with the Company's acquisition of Polese Company, on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period from May 1993 through the expiration in December 2003, Mr. Polese has the right to receive a portion of (i) the annual pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During 2002, the Company has recorded no charges against operations under this agreement.

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

FORWARD-LOOKING STATEMENTS:

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the disposition of the discontinued operations and the economic volatility in geographic markets, such as Asia and the ability of the Company to meet its capital requirements.

PART II.  OTHER INFORMATION

Items 1. - 6. Exhibits and Reports on Form 8-K
----------------------------------------------

Not Applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SEMX CORPORATION

    Date: May 20, 2002                     By: /s/ Gilbert D. Raker
                                           --------------------------
                                Name:      Gilbert D. Raker

                                Title:     Chairman of the Board and acting
                                           Chief Financial Officer

    Date: May 20, 2002                     By: /s/ Frank J. Polese
                                           --------------------------
                                Name:      Frank J. Polese

                                Title:     President and Chief Executive Officer