Form 10-Q
period 2002-06-30
SEMX CORP
filed 2002-08-21
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                               (1) Yes [X] No [ ]

                               (2) Yes [X] No [ ]


The number of shares outstanding of the Registrant's sole class of common stock, as of August 7, 2002 was 6,330,703 shares.

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

                                                                                           Page No
                                                                                           -------
                  Independent Accountant's Report                                            3

                  Consolidated Balance Sheets at
                  June 30, 2002 (unaudited) and December 31, 2001                            4

                  Consolidated Statements of Operations for the three and six
                  months ended June 30, 2002 and 2001 (unaudited)                            5

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2002 and 2001 (unaudited)                            6

                  Notes to Consolidated Financial Statements                                7-10

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      11-17

PART II                  OTHER INFORMATION

Item 6.                  Exhibits                                                            18

                         Signatures                                                          18

FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the disposition of the remaining discontinued operation and the economic volatility in geographic markets, such as Asia and the ability of the Company to meet its capital requirements and to maintain compliance with NASDAQ listing qualifications.

INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations for the three-month periods and the six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 29, 2002, except for Note 3, as which the date is February 28, 2002 and Note 11 as it relates to Redeemable Preferred Stock, as to which date is March 29, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expires on September 16, 2002, has a banking arrangement that expires on October 31, 2002 for which an extension or replacement financing has not yet been secured, and the Company's preferred shareholder currently has the ability to redeem the preferred stock for cash effective April 3, 2003 in an amount that would exceed available funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 24, 2002

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             June 30, 2002
                                                                                               Unaudited             December 31,
                                                                                               ---------                 2001
                                                                                          --------------------     -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                  $     381                $     395
   Accounts receivable, less allowance for doubtful accounts of $ 588 and $ 857,
     respectively                                                                                 4,603                    3,415
   Inventories                                                                                    5,416                    5,629
   Assets attributable to discontinued operations, at net realizable value                          350                    5,512
   Escrow receivable                                                                                300                        -
   Income tax refunds receivable                                                                  1,418                    1,745
   Prepaid expenses and other current assets                                                        678                      817
   Deferred income tax assets                                                                     1,506                    1,270
                                                                                          --------------------     -----------------
TOTAL CURRENT ASSETS                                                                             14,652                   18,783
                                                                                          --------------------     -----------------
   Property, Plant and Equipment, net                                                            21,405                   22,674
                                                                                          --------------------     -----------------
OTHER ASSETS
   Net non-current assets attributable to discontinued operations                                     -                      600
   Goodwill                                                                                       1,514                    1,514
   Technology rights and intellectual property                                                    1,486                    1,574
   Deferred income tax asset                                                                      1,819                    2,351
   Other                                                                                            399                      705
                                                                                          --------------------     -----------------
TOTAL OTHER ASSETS                                                                                5,218                    6,744
                                                                                          --------------------     -----------------
TOTAL ASSETS                                                                                  $  41,275                $  48,201
                                                                                          ====================     =================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                           $   4,017                $   3,390
   Accrued expenses                                                                               2,259                    1,907
   Accrued Obligation to Repurchase Warrants issued to Preferred Shareholders                     3,175
   Current portion of long-term debt and short term obligations                                   5,723                    8,147
   Current portion of obligations under capital leases                                            1,766                    1,778
                                                                                          --------------------     -----------------
TOTAL CURRENT LIABILITIES                                                                        16,940                   15,222
                                                                                          --------------------     -----------------
Long-term debt                                                                                    2,414                    2,420
Non-current portion of obligations under capital leases                                           2,694                    3,172
                                                                                          --------------------     -----------------
TOTAL LIABILITIES                                                                                22,048                   20,814
                                                                                          --------------------     -----------------
Redeemable Preferred Stock:
Preferred stock - $.10 par value; authorized 1,000,000 shares;
   designated as Series B Preferred Stock: $100 stated value, 100,000 shares issued and
   outstanding                                                                                    9,103                    9,283
Commitments and Contingencies
Common Shareholders' Equity:
   Common stock-$.10 par value; authorized 20,000,000 shares, issued 6,668,503 and
   6,663,503 shares, respectively                                                                   667                      666
   Additional paid-in-capital                                                                    30,453                   30,136
   Accumulated other comprehensive income                                                             4                       25
   Accumulated deficit                                                                          (20,781)                 (12,504)
                                                                                          --------------------     -----------------
TOTAL                                                                                            10,343                   18,323
                                                                                          --------------------     -----------------
Less: Treasury stock: 337,800 shares at cost                                                       (219)                    (219)
                                                                                          --------------------     -----------------
TOTAL COMMON SHAREHOLDERS' EQUITY                                                                10,124                   18,104
                                                                                          --------------------     -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $  41,275                $  48,201
----------------------------------------------------------------------------------------- ====================     =================

                 See Notes to Consolidated Financial Statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        For The Three Months Ended       For The Six Months Ended
                                                                                June 30,                        June 30,
                                                                        2002             2001             2002            2001
                                                                     ------------    -------------    -------------     -----------
Net Sales                                                             $    8,239       $   11,219       $   15,333      $   25,374

Cost of Goods Sold                                                         7,219            8,090           14,199          18,947
                                                                     ------------    -------------    -------------     -----------

Gross Profit                                                               1,020            3,129            1,134           6,427

Selling, General and Administrative Expenses                               2,276            2,942            5,246           6,095
                                                                     ------------    -------------    -------------     -----------

Operating Income (Loss)                                                   (1,256)             187           (4,112)            332

Interest Expense                                                            (244)            (325)            (561)           (634)
                                                                     ------------    -------------    -------------     -----------

Loss from Continuing Operations Before Income Tax Benefit                 (1,500)            (138)          (4,673)           (302)

Income Tax Benefit                                                             -              (62)               -            (128)
                                                                     ------------    -------------    -------------     -----------

Loss From Continuing Operations                                           (1,500)             (76)          (4,673)           (174)

DISCONTINUED OPERATIONS:

Loss From  Discontinued  Operations,  net of tax benefit and minority
interest                                                                       -             (608)               -            (653)
                                                                     ------------    -------------    -------------     -----------

NET LOSS                                                                  (1,500)            (684)          (4,673)           (827)

Preferred Stock Dividends, Accretion and Warrant repurchase
obligation                                                                 3,403              201            3,604             402
                                                                     ------------    -------------    -------------     -----------

Net Loss Attributable to Common Shareholders                         $    (4,903)     $      (885)     $    (8,277)      $  (1,229)
                                                                     ============    =============    =============     ===========

Net Loss per Common Share - Basic and Diluted

Net Loss from Continuing Operations                                  $     (.77)      $     (.04)      $    (1.31)       $    (.09)
Net Loss from Discontinued Operations                                $         -      $     (.10)      $         -       $    (.10)
                                                                     ------------    -------------    -------------     -----------

Net Loss Per Common Share                                            $     (.77)      $     (.14)      $    (1.31)       $    (.19)
                                                                     ============    =============    =============     ===========

Weighted Average Number of Common
Shares Outstanding
Basic and Diluted                                                          6,329            6,324            6,329            6,321

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                        For The Six Months
                                                                                                          Ended June 30,
                                                                                                     2002                2001
                                                                                                     ----                ----
Cash flows from operating activities:
   Net Loss                                                                                        $  (4,673)          $    (827)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
       Depreciation and amortization of property and equipment                                         1,904               3,419
       Other amortization                                                                                174                 493
       Deferred income taxes                                                                               -                 (51)
       Minority interest                                                                                   -                 (49)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                                     (1,188)              2,726
       (Increase) decrease in inventories                                                                213                (674)
       (Increase) decrease in prepaid expenses and other current assets                                  139                (416)
       Increase in escrow receivable                                                                    (300)                  -
       Decrease in tax refund receivable                                                                 623                   -
       Increase in accounts payable                                                                      627                 162
       Increase (decrease) in accrued expenses                                                            52                (511)
       Decrease in income taxes payable                                                                    -                (127)
                                                                                                ----------------    ---------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              (2,429)              4,145
                                                                                                ----------------    ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                                                   (505)             (3,273)
   Net proceeds from sale of subsidiary and assets, excluding escrowed cash                            5,780                   -
   (Increase) decrease in other assets                                                                   181                (354)-
                                                                                                ----------------    ---------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                               5,456              (3,627)
                                                                                                ----------------    ---------------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                                                 8                  36
   Proceeds from long-term debt and short-term obligations                                               156               1,447
   Repayments of long-term debt and short-term obligations                                            (1,708)               (916)
   Borrowings (repayments) under revolving credit facilities                                            (878)                141
   Payments under capital leases                                                                        (619)             (1,266)
   Payments of Series B Preferred Stock Dividends                                                          -                (299)
                                                                                                ----------------    ---------------

NET CASH USED IN FINANCING ACTIVITIES                                                                 (3,041)               (857)
                                                                                                ----------------    ---------------

Effect of exchange rate change on cash                                                                     -                (159)

Net decrease in cash and cash equivalents                                                                (14)               (498)
Cash and cash equivalents at beginning of period                                                         395               1,300
                                                                                                ----------------    ---------------
Cash and cash equivalents at end of period                                                         $     381           $     802
                                                                                                ================    ===============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

     Machinery and equipment, net of trade-in, acquired under capital leases                       $     129           $     376

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at June 30, 2002 and the Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001 and the Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the full year. The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The financial statements included herein for the three and six month periods ended June 30, 2002 and 2001 have been reviewed in accordance with Statement on Auditing Standards No. 71 "Interim Financial Information" by the Company's independent accountants.

In conjunction with a strategy to focus on its core business, in the fourth quarter of 2001 the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The Company's Wafer Reclaim Services Group reclaimed silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia. The Company completed the sale of the assets and selected liabilities of its North American operations ("ASP US") on February 28, 2002. In addition, the Company completed the sale of the stock of its European operation ("ASP BV") on May 2, 2002. Accordingly, as of December 31, 2001 SEMX operates in one principal segment:
Microelectronic Packaging and Materials. The Microelectronic Packaging and Materials Group includes the Company's Semiconductor Packaging Materials Co. ("SPM") division and related overseas operations and its wholly owned subsidiary, Polese Company, Inc. ("Polese"). For comparability, certain 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2002, including the adjustments necessary to conform to the discontinued operations presentation of the Wafer Reclaim Services Group during 2001.

The Company has not recorded an income tax benefit for its operating loss incurred during the period due to uncertainty about future utilization of such loss. Accordingly, no additional income tax benefits are included for the three and six months ended June 30, 2002. However, if future profits are recognized, the Company will not include a tax expense thereon until the excluded benefits are fully utilized. The federal tax related valuation allowance against the Company's deferred tax asset increased by approximately $1,589 for the six months ended June 30, 2002 and $639 for the three months ended June 30, 2002.

In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets," was issued. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually, as well as a transitional goodwill impairment test within six months from the date of adoption. In accordance with the transitional impairment test the Company has completed its initial assessment of fair value of its business units. The testing indicates the net book carrying value is in excess of the fair values of one of its business units which is an indicator that there may be impairment present. The Company plans to complete the impairment test, which will measure the amount of impairment loss, if any, during the second half of 2002 and will at that time, record any resultant impairment as a cumulative effect of a change in accounting principle. SFAS No. 142 also requires disclosure of what net income (loss) would have been in all periods presented had SFAS No. 142 been in effect. The following table is provided to disclose what net loss would have been had SFAS No. 142 been adopted in the prior period:

                                                                     For the Three Months Ended        For the Six Months Ended
                                                                              June 30,                         June 30,
                                                                       2002            2001               2002           2001
                                                                   --------------  --------------     -------------  ------------
Reported loss from continuing operations                            $   (1,500)     $      (76)        $   (4,673)    $     (174)
Add back: Goodwill  amortization from continuing  operations,
net of tax benefit                                                           -              24                  -             48
                                                                   --------------  --------------     -------------  ------------
Adjusted loss from continuing operations                                (1,500)            (52)            (4,673)          (126)
                                                                   --------------  --------------     -------------  ------------
   Loss from discontinued operations                                         -            (608)                 -           (653)
   Add back: Goodwill amortization from discontinued
   operations, net of tax benefit                                            -              63                  -            128
                                                                   --------------  --------------     -------------  ------------

Adjusted net loss                                                       (1,500)           (597)            (4,673)          (651)
Preferred Stock Dividends and Accretion                                  3,403             201              3,604            402
                                                                   --------------  --------------     -------------  ------------

Net loss attributable to common shareholders                        $   (4,903)     $    (798)         $   (8,277)    $   (1,053)
                                                                   ==============  ==============     =============  ============

Net loss per common shares basic and diluted
   Adjusted net loss from continuing operations                     $    (.77)      $    (.04)         $   (1.31)     $    (.08)
   Adjusted net loss from discontinued operations                   $        -      $    (.09)         $        -     $    (.09)
                                                                   --------------  --------------     -------------  ------------
   Adjusted net loss per common share                               $    (.77)      $    (.13)         $   (1.31)     $    (.17)
                                                                   ==============  ==============     =============  ============

The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2.  FINANCIAL RESULTS AND LIQUIDITY

The Company's independent public accountants have included a going concern explanatory paragraph in their review report accompanying the June 30, 2002 unaudited consolidated financial statements. The paragraph states that the Company's recurring losses, working capital deficiency, gold consignment agreement, short-term debt maturities and Preferred Stock redemption requirements raise substantial doubt about the Company's ability to continue as a going concern. The report identifies the fact that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

The Company's continuing operations incurred net losses of $4,866 during the year ended December 31, 2001 and $4,673 during the six months ended June 30, 2002, of which $1,500 was incurred in the quarter ended June 30, 2002. These results are primarily attributable to the decline in the telecommunications and other markets that the Company serves, and the continuing slower than expected economic recovery experienced during 2002.

Despite passing through the low point in the Company's revenues during December, 2001, the Company has experienced continued softness in its markets from historical levels, with first six months 2002 revenues declining 39.6% from the first half of 2001 levels and second quarter 2002 revenues declining 26.6% from last years second quarter. Although the Company has initiated various cost reduction programs including headcount reductions, salary freezes, utility supply contracts, shifting production overseas and management pay cuts in response to the sharp declines in revenues, the Company's fixed manufacturing and facilities costs are such that profitability was not achieved in these periods. However, the Company was successful in reducing its 2002 losses from first quarter levels of $3,173 to a loss of $1,500 in the second quarter, most of which was incurred in April. In addition, the Company has as of June 30, 2002 reduced its borrowings and capital lease obligations by approximately $2,900 from beginning of year levels.

The Company may need additional cash to meet its working capital needs until revenues increase and a return to profitability is achieved. The Company's revolving credit facility, which expires on October 31, 2002, is collateralized by the Company's eligible accounts receivable and inventory. Due to revenue declines during 2002, the Company's eligible accounts receivable and inventory have decreased thereby limiting the Company's ability to borrow under its credit facilities. Further, the Company has a gold consignment lending agreement that provides for the supply of gold used in the Company's manufacturing process, which expires on September 16, 2002. While there is no assurance that funding will be available to support future liquidity needs, the Company is in preliminary discussions with lenders to refinance its existing credit facilities prior to the October 31, 2002 expiration date and may be in a better borrowing position due to reductions of $2,900 in bank and capital lease obligations.

The Company's Series B Preferred Stock Agreements contain a provision that currently allows the preferred shareholder to redeem the stock for cash on April 3, 2002. In addition, the Warrant repurchase formula would require an additional amount, currently $3,175, to be paid to the shareholders on January 3, 2003 if the Company's common stock does not trade at $5.00 for 20 consecutive trading days during the remainder of 2002, or in the event of a bankruptcy or change in control. This amount has been accrued at June 30, 2002. In the event that both short and long-term support from its current lenders and Preferred Stock investors or replacement lenders is not available, the Company is exploring alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company assets.

The Company has received a notification from the NASDAQ Stock Market that is out of compliance with NASDAQ National Marketplace rules and subject to commencement of delisting proceedings on October 22, 2002. The Company is considering transferring to the NASDAQ SmallCap market, prior to any delisting proceedings and believes it could qualify its stock to trade on the SmallCap market. Should the Company be unable to successfully appeal National Market delisting proceeding action or effect a transfer to the Small Cap market, the liquidity of its Common Stock could be substantially diluted and the ability to raise common equity may be impaired.

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.

NOTE 3.  LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period. Net loss attributable to common shareholders reflects preferred stock dividends and the accretion of related costs on the Company's Redeemable Preferred Stock issued on June 1, 2000, including the accrual of costs related to a preferred stock warrant repurchase agreement. Common stock equivalents have been omitted as their inclusion would be antidilutive.

NOTE 4.  DISPOSITIONS

The Company completed the sale of the assets of its ASP US business on February 28, 2002 for gross proceeds of approximately $6,100 and the assumption of certain liabilities. In conjunction with the sale the purchaser held $300 in escrow subject to the absence of certain conditions as defined in the sale agreement and the resolution of any adjustments for changes in working capital between the letter of intent signing and the February 28, 2002 closing date. $1,300 of the proceeds was used to pay down the Company's term debt outstanding under the PNC Credit Facility and the balance, after severance and professional fees, was used to pay the revolving credit borrowings.

The Company completed the sale of the stock of its Netherlands based ASP BV subsidiary on May 2, 2002 for gross proceeds of $1,167 and the assumption of certain liabilities of the business. The balance of the proceeds, after closing costs, were used to pay down revolving credit borrowings.

NOTE 5.  INVENTORY

Inventories consisted of the following:

                          June 30, 2002         December 31,
                           (Unaudited)              2001
                         -----------------    -----------------

Raw materials               $  2,781             $  2,574
Work-in-process                1,562                1,851
Finished goods                 1,073                1,204
                         -----------------    -----------------
                            $  5,416             $  5,629
                         =================    =================

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

On February 28, 2002, the Company completed the sale of the assets of its Wafer Reclaim Services Group's ASP US subsidiary and on May 2, 2002, the Company completed the sale of the stock of its Netherlands-based ASP B.V. subsidiary. The cash proceeds of these sales (See Footnote 3, Dispositions) were credited to the net current assets attributable to discontinued operations. The Company is in discussions regarding alternatives for its 50.1% interest in its Singapore-based ISP business unit.

During the three and six months, respectively ended June 30, 2001, the Discontinued Wafer Reclaim Services Group recorded service revenues of $4,044 and $9,312, respectively and realized a net loss after tax benefits of $608 and $653, which is recorded as Loss from Discontinued Operations on the accompanying Statement of Operations. During the three and six months ended June 30, 2002, the Wafer Reclaim Services Group recorded service revenues of $1,104 and $3,996 and had no net loss because the estimated loss from the Wafer Reclaim Services Group operations and disposal was recorded at December 31, 2001.

On the accompanying balance sheet, the remaining net assets attributable to discontinued operations relate to ISP and are classified as a current asset.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to the fourth quarter of 2001, the Company operated in two business segments: the Microelectronic Packaging and Materials Group and the Wafer Reclaim Services Group. In conjunction with a strategy to focus on its core business, during the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The accompanying Financial Statements have been reclassified to segregate the Discontinued Operations results from the continuing Microelectronic Packaging and Materials Group operating results. Accordingly, most of the discussion herein will focus on the continuing operations of the Microelectronic Packaging and Materials Group as the Company's remaining business.

RESULTS OF OPERATIONS - SECOND QUARTER AND FIRST SIX MONTHS 2002 COMPARED TO SECOND QUARTER AND FIRST SIX MONTHS 2001

REVENUE:

Total revenue for the second quarter 2002 of $8,239,000 decreased by $2,980,000 or 26.6% as compared to the second quarter 2001, reflecting reduced customer requirements in the electronics sectors that the Group serves. SPM's second quarter 2002 sales decreased slightly by $49,000 or 1.4 % as compared to the comparable 2001 period, reflecting market conditions and decreased gold wire sales, although sales were stronger at the overseas locations. Polese Company's second quarter 2002 sales decreased by $2,931,000 or 38.6% as compared to the prior year period reflecting market conditions, particularly in the telecommunications industry. Total revenue for the first six months 2002 of $15,333,000 decreased by $10,041,000 or 39.6% as compared to the prior years period, which reflected strong first quarter 2001 revenues.

During the second quarter of 2002, the Company has experienced continued strengthening in the electronics industry markets from first quarter 2002 sales levels of $7,094,000 and fourth quarter 2001 sales levels of $5,336,000 which was the low point of its recent quarterly revenue levels.

The Company does a significant amount of international business, both from its domestic locations, as well as through overseas manufacturing locations. Domestic and international sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first half of 2002 was 44.9%, as compared to 23.3% for the first half of 2001. This compares to a domestic and international sourced sales percentages of 51.4% for the second quarter 2002 and 31.1% for the second quarter 2001. Domestically sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first half of 2002 was 33.2%, as compared to 19.7% for the first half of 2001. This compares to domestically sourced sales percentages of 37.9% for the second quarter 2002 and 26.3% for the second quarter 2001. The majority of domestically sourced foreign sales contracts are written in US dollars with payment remitted directly in US dollars. Therefore, there is a reduced risk of currency exposure.

The Company has foreign manufacturing in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L."), and in Malaysia, SPM(M) SDN.BHD and SPM Tape and Reel Industries (M)SDN.BHD ("SPMT&R(M)"). During the second quarter of 2002, the Company derived revenue from S.A.R.L. of $785,000, from SPM(M) of $304,000 and from SPMT&R(M) of $23,000. During the first half of 2002, the Company derived revenue from S.A.R.L. of $1,249,000, from SPM(M) of $519,000 and from SPMT&R(M) of $23,000. Sales for these locations are conducted in the local currencies of Dirhams and Ringits, which constitute a foreign sales percentage of 11.7% and 3.7% for the first half of 2002 and 2001, respectively. This compares to foreign sales percentage of 1.2% for the second quarter 2002 and 1.8% for the second quarter 2001. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions.

The Company's consolidated backlog as of June 30, 2002 was approximately $12,120,000 compared to a backlog of approximately $19,498,000 at June 30, 2001 and $12,980,000 at December 31, 2001. The decrease in consolidated backlog from the prior year period and December 31 period was primarily due to a softening in the telecommunications markets, and a change of one of the Company's largest customers to a different ordering system, partially offset by a strengthening in the backlog of orders for wire and precision stampings during 2002. The Company believes the majority of the consolidated backlog at June 30, 2002 includes orders that are expected to be shipped within one year.

GROSS PROFIT:

Gross profit of $1,020,000 for the second quarter 2002 decreased by $2,109,000, or 67.4%, from the second quarter 2001. The Microelectronic Packaging Group's gross profit decrease primarily reflects operating its manufacturing facilities at a level which exceeded that necessary to generate the revenue earned in the period. As a result of the above, the Microelectronic Packaging Group's gross margin decreased from 27.9% in last years second quarter to 12.4% in the second quarter 2002. Gross profit of $1,134,000 for the first six months 2002 decreased by $5,293,000, or 82.4%, from the first six months 2001. The Microelectronic Packaging Group's gross margin decreased from 25.3% in last years first six month period to 7.4% in the first six months of 2002 for reasons outlined above. The Company noted a 2002 quarter to quarter improvement in gross margins from 1.6% in the first quarter to the aforementioned 12.4% in the second quarter, as sales levels continued to increase from the fourth quarter 2001 levels. The Microelectronic Packaging Group's gross profit for the first six months of 2001 reflects the write off during the quarter of approximately $326,000 of inventory damaged as a result of the ammonia release and accompanying disruptions in production.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the second quarter 2002 decreased by $666,000, or 22.6% from the comparable 2001 period. SG&A expenses in the first six months of 2002 decreased by $849,000, or 13.9% from the comparable 2001 period. The decrease in SG&A during the second quarter and first six months of 2002 was due to cost reductions, volume reductions. SG&A expenses as a percentage of revenue increased from 26.2% in the second quarter 2001 to 27.6% for the second quarter 2002 due the reduction in sales. SG&A expenses as a percentage of revenue increased from 24.0% in the first six months 2001 to 34.2% for the first six months 2002, reflecting the reduction in sales.

INTEREST EXPENSE (NET):

Net interest expense for the second quarter 2002 decreased by $81,000 from the second quarter 2001. Net interest expense for the first six months 2002 decreased by $73,000 from the first six months of last year. The slight decrease in net interest expense is due to reduced levels of bank term and revolving credit debt, and lower interest rates.

PROVISION (CREDIT) FOR INCOME TAXES:

The Company recorded a credit of $62,000 at an effective rate of 44.9% for the second quarter of 2001 and a credit of $128,000 at an effective rate of 42.3% for the first six months 2001. The Company has not recorded a credit for income tax benefits from continuing operations for an operating loss incurred in the current period due to uncertainty about future utilization.

NET LOSS:

As a result of the above, the Company had a net loss from continuing operations of $1,500,000 and $4,673,000 for the second quarter and first six months 2002 as compared to a net loss from continuing operations of $76,000 and $174,000 for the second quarter and first six months 2001, respectively. The net loss was increased by the increase in the valuation allowance against the Company's deferred tax asset. The federal tax related valuation allowance increased by approximately $1,589,000 for the six months ended June 30, 2002 and $639,000 for the three months ended June 30, 2002.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net loss attributable to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income per common share and reflects dividends and the accretion of related costs of the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $76,000 per month representing dividends payable and accretion related to the Series B Preferred Stock. As of June 30, 2002 the Company has accrued an additional amount pursuant to a warrant repurchase formula contained in the Series B Preferred Stock agreement of $3,175,000 as described in Note 2.


DISCONTINUED OPERATIONS - SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

During the fourth quarter of 2001, the Company's Board of Directors made a decision to dispose of the Wafer Reclaim Services Group which includes American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and Singapore based, International Semiconductor Products Pte. Ltd. ("ISP") business units. The Wafer Reclaim Services Group's revenues for the second quarter and six months ended June 30, 2002 were $1,104,000 and $3,996,000 respectively, as compared to revenues of $4,044,000 and $9,312,000 for the second quarter and six months of 2001, respectively. The Wafer Reclaim Services Group revenue decrease for the second quarter and six months ended June 30, 2002 compared to the prior year periods primarily were due to the sales of ASP and ASP B.V. during the 2002 periods. For the second quarter and first six months of 2001, the Wafer Reclaim Services Group recognized a net loss from discontinued operations of $608,000 and $653,000, respectively, which were recorded at December 31, 2001. In February 2002, the Company completed the sale of the assets of the ASP US business and in May 2002, the Company completed the sale of the ASP BV business unit as described more fully below in Liquidity and Capital Resources. The Company is in discussions regarding alternatives for its 50.1% interest in its Singapore-based ISP business unit.

LIQUIDITY AND CAPITAL RESOURCES:

General

The Company's independent public accountants have included a going concern explanatory paragraph in their review report accompanying the June 30, 2002 unaudited financial statements. The paragraph states that the Company's recurring losses, working capital deficiency, gold consignment agreement, short-term debt maturities and Preferred Stock redemption requirements raise substantial doubt about the Company's ability to continue as a going concern. The report identifies the fact that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The status of these matters is discussed below and management's plans in regards to these uncertainties are included in the Outlook section.

On July 24, 2002, management received a letter from the NASDAQ, which stated the Company's common stock had not maintained the minimum market value of publicly held shares ("MVPHS") of $5,000,000 and a minimum bid price ("MBP") of $1.00 per share for the last 30 days as required under NASDAQ Market place rules. The Company has until October 22, 2002 to regain compliance which is defined as the MVPHS exceeding $5,000,000 and the MBP exceeding $1.00 for a period of ten consecutive trading days. If compliance cannot be demonstrated by October 22, 2002, NASDAQ will provide a written notification that the Company's common stock will be delisted from the NASDAQ National market, at which time the Company may appeal to a Listing Qualifications Panel. NASDAQ has indicated that the Company has the option of applying for a transfer to the NASDAQ SmallCap Market before October 22, 2002 and achieving a stay of delisting proceedings pending review of the transfer application. Although there can be no assurance that the Company will regain compliance with the NASDAQ National Market, the Company believes it can successfully transfer to the NASDAQ SmallCap Market.

To support the Company's growth, the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, and Preferred Stock, line of credit facilities, term loans from banks, other bank financing, including gold consignment supply agreements, and capital leases and common stock issuance. The Company's revolving credit facilities, which expire on October 31, 2002, are collateralized by the Company's eligible accounts receivable and inventory. Due to revenue declines during 2002, the Company's eligible accounts receivable and inventory have decreased thereby limiting the Company's ability to borrow under its credit facilities. The ability to issue additional equity may be impacted if the Company's Common Stock continues to trade below book value, and may result in additional dilution to current Shareholders. However, at current volume levels, the Company does not anticipate a need to make significant capital expenditures over the next twelve months.

Summary of 2002 Activity

At June 30, 2002, the Company had cash and cash equivalents of $381,000 and had an available balance on its revolving credit facility of $596,000 as compared to $802,000 and $1,503,000 respectively at June 30, 2001.

Net cash used in operating activities in the first six months of 2002 amounted to a use of $2,429,000 as compared to cash provided of $4,145,000 in the first six months of 2001. Cash provided by operations decreased compared to the prior years period, principally as a result of the first six months net loss and working capital changes.

Cash provided by investing activities amounted to $5,456,000 in the first six of 2002 compared to cash used of $3,627,000, in the prior year period. This change was principally due to the sale of ASP US and ASP BV. During the three months ended June 30, 2002 and 2001, the Company invested $505,000 and $3,273,000, respectively, in property and equipment. This investment excludes $129,000 in the 2002 period and $ 376,000 in the 2001 period for equipment acquired under capital leases.

Net Cash used in financing activities amounted to $3,041,000 in the first six months of 2002 as compared to cash used of $857,000 during the 2001 period. During the first six month of 2002 the Company repaid $1,708,000 under long-term debt and short-term obligations and $878,000 under its Bank revolving line of credit. In addition, the Company made payments of $619,000 under capital lease obligations.

FEDERAL REFUND AND CARRYBACK CLAIM

Under the Federal Economic Stimulus Act signed into law during 2002, the period for carrying back losses to generate income tax refunds was extended from three to five years. During the first six months of 2002 the Company has filed for $934,000 of refunds and received $455,000 during the period. The balance of the $934,000 in expected refunds ($478,000) was received in July 2002. In addition, on August 5, 2002 the Company filed a 2001 Federal income tax return and an amended carryback claim, generating an expected refund of approximately $939,000, which the Company expects to receive in September 2002.

CREDIT FACILITIES:

On November 1, 1999, the Company entered into a Revolving Credit, Term Loan and Security Agreement with the Business Credit section of PNC Bank. The Credit Facility replaced revolving credit and term loan facilities the Company had with other banks. The current Credit Facility has a three-year term, which expires on October 31, 2002. It consists of a formula-based, as amended $5,000,000 revolving credit facility and an original $6,234,000 term loan, that are collectively secured by substantially all of the Company's domestic assets and the stock of the Company's foreign subsidiaries. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,260,000
US) is reserved for issuance of a standby letter of credit in support of the Company's partial guarantee of ISP's debt. The interest rate on revolving credit borrowings is, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. On July 18, 2002 PNC imposed a 2% per anum surcharge on the interest rates otherwise in effect under the Credit Agreement. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of outstanding debt is due on October 31, 2002. In April 2001, the Company entered into an additional $1,447,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings. At the February 28, 2002 closing of the sale of the assets of the ASP US subsidiary, the Company repaid $1,300,000 of the term loan balance and PNC placed a reserve of $1,200,000 upon the Company's formula-based borrowing that was reduced to $600,000 during the first quarter of 2002. As of December 31, 2001 and March 31, 2002, the Company was not in compliance with certain financial ratio covenants as defined in the Credit Facility. PNC waived the covenant violation existing at December 31, 2001 and March 31, 2002. As of June 30, 2002, the Company was not in compliance with certain financial ratio covenants as modified previously. As the Revolving Credit borrowings are classified as Short-term liabilities on the accompanying balance sheet due to the upcoming maturity on October 31, 2002, the Company has declined to request a waiver from PNC as of June 30, 2002. The Company is in preliminary discussions with replacement lenders for the refinance of the PNC Credit Facility, but there is no assurance that said discussions will be successful. In the event that the Company is unable to refinance the PNC Credit Facility, this would materially effect the future operation of the Company. The Company is current on its payments of all interest and principal under the Credit Facility.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM"), which, as amended, expires September 16, 2002. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement, as amended provides for gold on consignment not to exceed the lesser of 3,355 troy ounces of gold or gold having a market value of $1,200,000. At June 30, 2002, the Company's obligation under the Gold Consignment Agreement was approximately 3,776 troy ounces of gold valued at approximately $1,203,000. The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 10.0% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. As of December 31, 2001, the Company was not in compliance with certain financial ratio covenants. FPM has agreed to waive the covenant violation existing at December 31, 2001. The Company entered into an interim amended facility with FPM on July 17, 2002 which provided that consignment facility be moved to a demand facility, the Company maintains its owned gold of at least 10% of the consignment, and the Company return $25,000 per week in the form of either cash or Gold to FPM through the August 16, 2002 expiration. In order to provide additional collateral to FPM, the Company issued a $150,000 standby letter of credit in favor of FPM, and the Company's preferred stock investors issued a $250,000 standby letter of credit in favor of FPM. On August 15, 2002 the Company entered into an amended facility with FPM that extended the expiration date through September 16, 2002, lowered the consignment levels and required the return of 100 ounces of gold by August 23, 2002, and the continuation of the $25,000 per week return of gold through expiration. Should FPM demand return of the consigned gold and the Company be unable to replace the consignment facility, there would be a material adverse impact to the Company. The Company is current on its payment of interest on the FPM consignment interest and is maintaining the required Gold levels under the agreement.

In August, 2000, the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,760,000 US) in term and overdraft borrowings secured by ISP's property and equipment and is partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of five to ten years. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,830,000 US) to S$4,000,000 (approximately $2,260,000 US). The reduced guarantee is secured by a standby letter of credit of up to S$4,000,000 issued by PNC Bank in favor of ISP's lenders which is subject to renewal as of September 2002. In July of 2002, the Company issued instructions to PNC bank to renew this standby letter of credit in preparation for September renewal date. In the event of default, as defined by ISP's lending agreements, or in the event the Company is unable to renew the standby letter of credit by September 2002, Keppel Tatlee Bank could draw down the S$4,000,000 standby letter of credit provided by the Company's Bank, which would have a material adverse impact to the Company.

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

On May 20, 2002, the Company and ACI entered into an additional agreement that provided that: the redemption price for the Preferred Stock would not in any event be due prior to April 1, 2003. On July 17, 2002, ACI provided a standby letter of credit of $250,000 as additional collateral required for the Company's Gold Consignment Agreement with FPM. Due to the recent trading level of the Company's common stock and the significant uncertainty about the Company's future liquidity, management has concluded that it is reasonably probable that the above mentioned Warrant Repurchase Formula will apply and has accrued an amount through June 30, 2002 of $3,175,000 pursuant to the formula.

DISCONTINUED OPERATIONS:

The Company completed the sale of the assets of its ASP US business to Rockwood Specialties on February 28, 2002 for gross proceeds of approximately $6,100,000 plus the assumption of certain liabilities by the purchaser. $1,300,000 of the proceeds were used to pay down term debt outstanding under the PNC Term Loan Facility and the balance after severance and professional fees was used to pay the revolving credit borrowings. On May 2, 2002, the Company completed the sale of the stock of ASP BV for cash proceeds of approximately $1,100,000 which were used to pay revolving credit borrowings. The Company is in discussions regarding alternatives for its 50.1% interest in Singapore based ISP including a transfer of its obligation to provide a standby letter of credit as described above. Management of the Company believes that the remaining ISP subsidiary has sufficient liquidity from operations and banking facilities, such that no additional funding from continuing operations is anticipated.

OTHER:

In conjunction with the Company's acquisition of Polese Company, on May 27, 1993, the Company acquired from Frank J. Polese, the former sole shareholder of Polese Company, all of the rights, including a subsequently issued patent, for certain powdered metal technology and its application to the electronics industry. For a period from May 1993 through the expiration in December 2002, Mr. Polese has the right to receive a portion of (i) the annual pre-tax profit from the copper tungsten product line, after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the powdered metal technology. During 2002, the Company has recorded no charges against operations under this agreement.

OUTLOOK:

The Company may need additional cash to meet its working capital needs until revenues increase and a return to profitability is achieved. While there is no assurance that funding will be available to support future liquidity needs, the Company is in preliminary discussions with lenders to refinance its existing credit facilities prior to the October 31, 2002 expiration date and is better collateralized due to reductions of $2,900,000 in bank and capital lease obligations.

In the event that both short and long-term support from its current lenders and Preferred Stock investors or replacement lenders is not available, the Company is exploring alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company assets.

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.


FORWARD-LOOKING STATEMENTS:

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the disposition of the discontinued operations and the economic volatility in geographic markets, such as Asia and the ability of the Company to meet its capital requirements and to maintain compliance with NASDAQ listing qualifications.

PART II.  OTHER INFORMATION

Items 1. - 6. Exhibits and Reports on Form 8-K


10.1 First Amendment to Gold Consignment between the Company and Fleet Precious Metals dated July 17, 2002

10.2 Second Amendment to Gold Consignment between the Company and Fleet Precious Metals dated August 15, 2002

99.1 Certification under section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SEMX CORPORATION

    Date: August 21, 2002                 By: /s/ Gilbert D. Raker
                                          ------------------------

                                   Name:  Gilbert D. Raker

                                   Title: Chairman of the Board and acting
                                          Chief Financial Officer

    Date: August 21, 2002                 By: /s/ Frank J. Polese
                                          -----------------------

                                   Name:  Frank J. Polese

                                   Title: President and Chief Executive Officer