Form 10-Q
period 2002-09-30
SEMX CORP
filed 2002-11-20
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                               (1) Yes [X] No [ ]

                               (2) Yes [X] No [ ]

The number of shares outstanding of the Registrant's sole class of common stock, as of November 8, 2002 was 6,330,703 shares.

                                TABLE OF CONTENTS

                                                                      Page No

PART I   FINANCIAL INFORMATION

         Independent Accountant's Report                                  3

         Consolidated Balance Sheets at
         September 30, 2002 (unaudited) and December 31, 2001             4

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 2002 and 2001 (unaudited)        5

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001 (unaudited)             6

         Notes to Consolidated Financial Statements                     7-10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11-17

PART II  OTHER INFORMATION

Item 6.  Not Applicable                                                  18

         Signatures                                                      19

FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the disposition of the remaining discontinued operation and the economic volatility in geographic markets, such as Asia and the ability of the Company to meet its capital requirements, close the sale of its Polese Company business and to maintain compliance with NASDAQ listing qualifications.

INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of September 30, 2002, and the related consolidated statements of operations for the three-month periods and the nine-month periods ended September 30, 2002 and 2001 and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expires on January 22, 2003, has a banking arrangement that expired on October 31, 2002 that is continuing on a provisional basis and the Company's preferred shareholder currently has the ability to redeem the preferred stock for cash effective April 3, 2003 in an amount that would exceed available funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GOLDSTEIN GOLUB KESSLER LLP
New York, New York
November 4, 2002

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  September 30,
                                                                      2002        December 31,
                                                                   Unaudited         2001
                                                                  ------------    ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                      $      1,861    $        395
   Accounts receivable, less allowance for doubtful accounts
   of $307 and $857, respectively                                        1,752           3,415
   Inventories                                                           2,421           5,629
   Assets attributable to discontinued operations
     - Wafer Reclaim Services Group                                      6,831           6,921
   Assets attributable to discontinued operations - Polese              13,342
   Escrow receivable                                                       300              --
   Income tax refunds receivable                                            --           1,745
   Prepaid expenses and other current assets                               422             817
   Deferred income tax assets                                            1,111           1,270
                                                                  ------------    ------------
   TOTAL CURRENT ASSETS                                                 28,040          20,192
                                                                  ------------    ------------
   Property, Plant and Equipment, net                                    5,546          22,674
                                                                  ------------    ------------
OTHER ASSETS
   Net non-current assets attributable to discontinued
     operations                                                             --           7,213
   Goodwill                                                                 --           1,514
   Technology rights and intellectual property                              --           1,574
   Deferred income tax asset                                             1,819           2,351
   Other                                                                    70             705
                                                                  ------------    ------------
TOTAL OTHER ASSETS                                                       1,889          13,357
                                                                  ------------    ------------
TOTAL ASSETS                                                      $     35,475    $     56,223
                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
   Accounts payable                                               $      1,311    $      3,390
   Accrued expenses                                                      2,135           1,907
   Wafer Reclaim Services Group liabilities to be assumed                6,481           8,022
   Polese liabilities to be assumed by purchaser                         9,092              --
   Accrued Obligations to Repurchase Warrants issued to
   Preferred Shareholders                                                3,550              --
   Current portion of long-term debt and short term obligations          5,015           8,147
   Current portion of obligations under capital leases                     273           1,778
                                                                  ------------    ------------
TOTAL CURRENT LIABILITIES                                               27,857          23,244
                                                                  ------------    ------------
Long-term debt                                                              40           2,420
Non-current portion of obligations under capital leases                    213           3,172
                                                                  ------------    ------------
TOTAL LIABILITIES                                                       28,110          28,836
                                                                  ------------    ------------
Redeemable Preferred Stock:
Preferred stock -- $.10 par value; authorized 1,000,000 shares;
designated as Series B Preferred Stock: $100 stated
value, 100,000 shares issued and outstanding                             9,180           9,283

Commitments and Contingencies
Common Shareholders' Equity (Deficiency):
Common stock-$.10 par value; authorized 20,000,000 shares,
issued 6,668,503 and 6,663,503 shares, respectively                        667             666
Additional paid-in-capital                                              30,453          30,136
Accumulated other comprehensive income (loss)                               (9)             25
Accumulated deficit                                                    (32,707)        (12,504)
                                                                  ------------    ------------
TOTAL                                                                   (1,596)         18,323
                                                                  ------------    ------------
Less: Treasury stock - 337,800 shares at cost                             (219)           (219)
                                                                  ------------    ------------
TOTAL COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)                          (1,815)         18,104
                                                                  ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)           $     35,475    $     56,223
                                                                  ============    ============

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            For The Three Months Ended   For The Nine Months Ended
                                                                   September 30,                September 30,
                                                            --------------------------   -------------------------
                                                                 2002        2001             2002        2001
                                                               --------    --------         --------    --------
Net Sales                                                      $  3,459    $  3,270         $ 10,086    $ 10,898

Cost of Goods Sold                                                2,613       2,204            7,257       7,154
                                                               --------    --------         --------    --------
Gross Profit                                                        846       1,066            2,829       3,744

Selling, General and Administrative Expenses                      1,648       1,493            4,855       4,586
                                                               --------    --------         --------    --------

Operating Loss                                                     (802)       (427)          (2,026)       (842)

Interest Expense                                                    (95)        (85)            (233)       (273)
                                                               --------    --------         --------    --------

Loss from Continuing Operations Before Income Tax Benefit
  (Expense)                                                        (897)       (512)          (2,259)     (1,115)

Income Tax Benefit (Expense)                                       (540)        235             (540)        482
                                                               --------    --------         --------    --------

Loss From Continuing Operations                                  (1,437)       (277)           (2,799)      (633)

DISCONTINUED OPERATIONS:

Loss from Discontinued Operations, net of income tax benefit     (9,912)     (1,221)         (13,223)     (1,692)
                                                               --------    --------         --------    --------

NET LOSS                                                        (11,349)     (1,498)         (16,022)     (2,325)

Preferred Stock Dividends, Accretion and Warrant repurchase
obligation                                                         (595)       (201)          (4,199)       (603)
                                                               --------    --------         --------    --------

Net Loss Attributable to Common Shareholders                   $(11,944)   $ (1,699)        $(20,221)   $ (2,928)
                                                               ========    ========         ========    ========

Net Loss per Common Share -- Basic and Diluted

Loss from Continuing Operations                                $   (.32)   $   (.08)        $  (1.10)   $   (.19)

Loss from Discontinued Operations                              $  (1.57)   $   (.19)        $  (2.09)   $   (.27)
                                                               --------    --------         --------    --------
Net Loss Per Common Share                                      $  (1.89)   $   (.27)        $  (3.19)   $   (.46)
                                                               ========    ========         ========    ========

Weighted Average Number of Common
Shares Outstanding
Basic and Diluted                                                 6,331       6,331            6,330       6,324

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  For The Nine Months
                                                                                  Ended September 30,
                                                                              ---------------------------
                                                                                  2002           2001
                                                                              ------------   ------------
Cash flows from operating activities:
   Net Loss                                                                   $    (16,022)  $     (2,325)
                                                                              ------------
     Adjustments to reconcile net loss to net
       Cash provided by operating activities:
       Depreciation and amortization of property and equipment                       2,853          5,146
       Goodwill Impairment                                                           1,514             --
       Loss on disposal of discontinued operations                                   7,351             --
       Other amortization                                                              262            745
       Loss on disposal of property and equipment                                      123             --
       Deferred income taxes                                                           540           (167)
       Minority interest                                                                --           (162)
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable                                     (213)         4,573
       (Increase) decrease in inventories                                            1,005           (691)
       Increase in prepaid expenses and other current assets                           (11)        (1,052)
       Increase in escrow receivable                                                  (300)            --
       Tax refunds received                                                          2,436             --
       Increase (decrease) in accounts payable                                         459         (1,333)
       Increase (decrease) in accrued expenses                                         114           (813)
       Decrease in income taxes payable                                                 --           (131)
                                                                              ------------   ------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                         111          3,790
                                                                              ------------   ------------
Cash flows from investing activities:
   Purchase of property and equipment                                                 (793)        (3,856)
   Net proceeds from sale of subsidiary and assets, excluding escrowed cash          5,853             --
       Decrease in other assets                                                        150          1,506
                                                                              ------------   ------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             5,210         (2,350)
                                                                              ------------   ------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                               8             39
   Proceeds from long-term debt and short-term obligations                             175          1,771
   Repayments of long-term debt and short-term obligations                          (1,979)        (2,260)
   Proceeds from other notes payable                                                   218
   Borrowings (repayments) under revolving credit facilities                        (1,280)         1,323
   Payments under capital leases                                                      (997)        (1,883)
   Purchase of treasury stock                                                           --             (7)
   Payments of Series B Preferred Stock Dividends                                       --           (600)
                                                                              ------------   ------------
NET CASH USED IN FINANCING ACTIVITIES                                               (3,855)        (1,617)
                                                                              ------------   ------------
Effect of exchange rate change on cash                                                  --           (155)
Net increase (decrease) in cash and cash equivalents                                 1,466           (332)
Cash and cash equivalents at beginning of period                                       395          1,300
                                                                              ------------   ------------
Cash and cash equivalents at end of period                                    $      1,861   $        968
                                                                              ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:
Machinery and equipment, net of trade-in, acquired under capital leases       $         --   $      2,972

                 See Notes to Consolidated Financial Statements

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, its predecessors and its subsidiaries unless the context indicates otherwise. The Consolidated Balance Sheet at September 30, 2002 and the Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the full year. The Consolidated Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The financial statements included herein for the three and nine month periods ended September 30, 2002 and 2001 have been reviewed in accordance with Statement on Auditing Standards No. 71 "Interim Financial Information" by the Company's independent accountants.

In conjunction with a strategy to focus on its core business, in the fourth quarter of 2001 the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The Company's Wafer Reclaim Services Group reclaimed silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia. The Company completed the sale of the assets and selected liabilities of its North American operations ("ASP US") on February 28, 2002. In addition, the Company completed the sale of the stock of its European operation ("ASP BV") on May 2, 2002. Accordingly, as of December 31, 2001 SEMX operates in one principal segment:
Microelectronic Packaging and Materials. The Microelectronic Packaging and Materials Group included the Company's Semiconductor Packaging Materials Co. ("SPM") division and related overseas operations and its wholly owned subsidiary, Polese Company, Inc. ("Polese").

In the third quarter of 2002 the Company's Board of Directors made a decision to sell the Polese subsidiary in order to raise capital to address the upcoming maturity of its bank debt and provide liquidity for the remaining SPM business. For comparability, certain 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2002, including the adjustments necessary to conform to the discontinued operations presentation of the Wafer Reclaim Services Group during 2001 and Polese company during 2002. Accordingly as of September 30, 2002 the Company's continuing operations are the SPM division and its related overseas operations.

The Company has not recorded an income tax benefit for its operating loss incurred during the period due to uncertainty about future utilization of such loss. Accordingly, no additional income tax benefits are included for the three and nine months ended September 30, 2002. However, if future profits are recognized, the Company will not include a tax expense thereon until the excluded benefits are fully utilized. The federal tax related valuation allowance against the Company's deferred tax asset increased by approximately $540 for the nine months ended September 30, 2002 and $540 for the three months ended September 30, 2002.

In June 2001, SFAS No. 142 "Goodwill and Other Intangible Assets," was issued. SFAS No. 142 is required to be applied for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually, as well as a transitional goodwill impairment test within six months from the date of adoption. In accordance with the transitional impairment test the Company has completed its initial assessment of fair value of its business units. The testing indicated that the book value was in excess of the fair value of its Polese Company business unit, which was an indicator that there may be impairment present. As a result of entering into negotiations for the sale of the Polese Company subsidiary leading to the signing of a letter of intent, the Company recorded an impairment of the Polese Company goodwill effective as of September 30, 2002 in the amount of $1,514 due to the expected loss on the transaction. SFAS No. 142 also requires disclosure of what net income (loss) would have been in all periods presented had SFAS No. 142 been in effect. The following table is provided to disclose what net loss would have been had SFAS No. 142 been adopted in the prior period:

                                                     For the Three Months Ended      For the Nine Months Ended
                                                            September 30,                   September 30,
                                                    ----------------------------    -----------------------------
                                                        2002            2001            2002            2001
                                                    ------------    ------------    ------------    ------------
Reported loss from continuing operations            $     (1,437)   $       (277)   $     (2,799)   $       (633)
   Loss from discontinued operations                      (9,912)         (1,221)        (13,223)         (1,692)
Add back: Goodwill amortization from discontinued
operations, net of tax benefit                                                86                             262
                                                    ------------    ------------    ------------    ------------

Adjusted net loss                                        (11,349)         (1,412)        (16,022)         (2,063)
Preferred Stock Dividends and Accretion                     (595)           (201)         (4,199)           (603)
                                                    ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS        $    (11,944)   $     (1,613)   $    (20,221)   $     (2,666)
                                                    ============    ============    ============    ============

Net loss per common shares basic and diluted
   Adjusted net loss from continuing operations     $       (.32)   $       (.08)   $      (1.10)   $       (.19)
                                                    ------------    ------------    ------------    ------------
   Adjusted net loss from discontinued operations   $      (1.57)   $       (.18)   $      (2.09)   $       (.23)
                                                    ------------    ------------    ------------    ------------
   Adjusted net loss per common share               $      (1.89)   $       (.26)   $      (3.19)   $       (.42)
                                                    ============    ============    ============    ============

The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2.  FINANCIAL RESULTS AND LIQUIDITY

The Company's independent public accountants have included a going concern explanatory paragraph in their review report accompanying the September 30, 2002 unaudited consolidated financial statements. The paragraph states that the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expires on January 22, 2003, has a banking arrangement that expired on October 31, 2002 that is continuing on a provisional basis and that the Company's preferred shareholder currently has the ability to redeem the preferred stock for cash effective April 3, 2003 in an amount that would exceed available funds, which raise substantial doubt about the Company's ability to continue as a going concern. The report identifies the fact that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

In November 2002 the Company announced the signing of a letter of intent for the sale of its Polese Company subsidiary. In addition the Company is in preliminary negotiations for the sale of its 50.1% interest in the Singapore based ISP facility and the return of $2,157 in proceeds from a letter of credit drawn in favor of ISP's lender that occurred in October 2002.

The proceeds from successful consummation of these transactions would enable the Company to pay off its bank debt and provide liquidity. The Company expects, provided it can attain the concurrence of the preferred shareholders, to reorganize around its SPM division and continue its operations.

The Company's continuing operations incurred net losses of $633 during the nine months ended September 30, 2001 and $2,799 during the nine months ended September 30, 2002. These results are primarily attributable to a 7% decrease in sales combined with increased professional fees during 2002 as a result of the company's troubled financial situation and various sales transactions taking place during the year.

Despite passing through the low point in the Company's revenues during November, 2001, the Company's continuing operations have experienced continued softness in its markets from historical levels, with first nine months 2002 revenues declining 7.5% from the first nine months of 2001 levels. However, third quarter 2002 revenues increased 5.8% from last years third quarter. Although the Company has initiated various cost reduction programs including headcount reductions, salary freezes and shifting production overseas in response to the sharp declines in revenues, the Company's fixed manufacturing, facilities costs and public company expenses are such that profitability was not achieved in these periods. In addition the Company experienced increased professional fees during 2002 as a result of the companies troubled financial situation and explorations of various potential sales transactions during the year.

The Company may need additional cash to meet its working capital needs until revenues increase, additional cost reductions take place and a return to profitability is achieved. The Company's revolving credit facility, which expired on October 31, 2002, is collateralized by the Company's eligible accounts receivable and inventory. Due to revenue declines during 2002, the Company's eligible accounts receivable and inventory have decreased thereby limiting the Company's ability to borrow under its credit facilities. Further, the Company has a gold consignment lending agreement that provides for the supply of gold used in the Company's manufacturing process, which expires on January 22, 2003. While there is no assurance that funding will be available to support future liquidity needs, the Company's lender has extended the credit facilities on a provisional basis, pending the finalization of a written agreement to extend its existing credit facilities through the expected closing date of the Polese sale.

The Company's Series B Preferred Stock Agreements contain a provision that currently allows the preferred shareholder to redeem the stock for cash on April 3, 2003. In addition, the Warrant repurchase formula would require an additional amount, currently $3,550, to be paid to the shareholders on January 3, 2003 if the Company's common stock does not trade at $5.00 for 20 consecutive trading days during the remainder of 2002, or in the event of a bankruptcy or change in control. This amount has been accrued at September 30, 2002. In the event that both short and long-term support from its current lenders and Preferred Stock investors or replacement lenders is not available, the Company is exploring alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company assets.

The Company has received a notification from the NASDAQ Stock Market that it is out of compliance with NASDAQ National Marketplace rules and subject to commencement of delisting proceedings on October 22, 2002. The Company has filed an application with the NASDAQ to transfer its Common Stock listing to the SmallCap Market and the Company's shares will continue trading on the NASDAQ National market pending review of the transfer application. The Company expects to announce the date of transfer to the SmallCap Market upon receipt of NASDAQ's approval, however no assurance can be given that such approval will be forthcoming.

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The Company and the prospective purchaser of Polese Company are working diligently towards a close as soon as practicable, the proceeds of which will be used to repay debt and provide additional liquidity to the remaining business. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.

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

The Company announced the signing of a letter of intent for the sale of its San Diego based Polese Company business. Due diligence is being completed and the transaction is expected to close as soon as practicable thereafter. The sale is subject to customary closing conditions including obtaining requisite consents and approvals and the purchaser reaching acceptable employment agreements with key Polese personnel. The letter of intent provides the buyer an exclusivity period through November 30, 2002, unless extended, in order to meet these conditions. As described in Note 6, Discontinued Operations, the Company has recorded a loss on disposal of $7,351 as of September 30, 2002 and recorded an impairment of Polese Company goodwill in the amount of $1,514 based on the preliminary terms.

NOTE 5.  INVENTORY

Inventories consisted of the following:

                                   September 30, 2002       December 31, 2001
                                      (Unaudited)
                                   ------------------       -----------------
Raw Materials                           $     953               $   2,574

Work-in-process                               978                   1,851

Finished goods                                490                   1,204
                                   ------------------       -----------------
                                        $   2,421               $   5,629
                                   ==================       =================

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


On February 28, 2002, the Company completed the sale of the assets of its Wafer Reclaim Services Group's ASP US subsidiary and on May 2, 2002, the Company completed the sale of the stock of its Netherlands-based ASP B.V. subsidiary. The cash proceeds of these sales (See Footnote 3, Dispositions) were credited to the net current assets attributable to discontinued operations. The Company is in preliminary discussions for the sale of its 50.1% interest in its Singapore-based ISP business unit and the return of $2,157 the Company's bank paid to ISP's lender in conjunction with a Standby Letter of Credit which was drawn down in October 2002.

During the third quarter of 2002, the Company's Board of Directors made a decision to discontinue the operations of its San Diego based Polese Company business. Accordingly, the Company reported the results of operations of the Polese Company as discontinued operations and as of September 30, 2002, recorded a $7,351 expected loss on disposal and an impairment of Polese Company goodwill in the amount of $1,514.

During the three and nine months, respectively ended September 30, 2001, the Discontinued Wafer Reclaim Services Group recorded service revenues of $3,424 and $12,735, respectively and realized a net loss after tax benefits of $608 and $1,261, which is recorded as Loss from Discontinued Operations on the accompanying Statement of Operations. During the three and nine months ended September 30, 2002, the Wafer Reclaim Services Group recorded service revenues of $1,335 and $5,331 and had no net loss because the estimated loss from the Wafer Reclaim Services Group operations and disposal was recorded at December 31, 2001.

The Polese Company's revenues for the third quarter and nine months ended September 30, 2002 were $4,451 and $13,157 respectively, as compared to revenues of $5,374 and $23,121 for the third quarter and nine months of 2001, respectively.

On the accompanying September 30, 2002 balance sheet, the Polese assets held for sale of $13,342 are classified as a current asset and reflect write downs related to the impairment of $1,514 in goodwill as well as the $7,351 expected loss on disposal.

The components of amounts reflected in the balance sheets related to discontinued operations are as follows:

                                      September 30, 2002        December 31, 2001
                                    -----------------------     -----------------
                                     Services                        Services
                                      Group         Polese             Group
                                    ----------     --------     -----------------
Current Assets                      $    1,488     $  4,485        $     4,041
Property Plant & Equipment, net
  and other long term assets             6,299       16,748             26,537
Loss on disposal                          (956)      (7,891)           (16,444)
                                    ----------     --------        -----------
Assets attributable to
  discontinued operations                6,831       13,342             14,134
Less Current Portion                     6,831       13,342              6,921
                                    ----------     --------        -----------
Non Current assets attributable to
  discontinued operations                   --           --              7,213
                                    ==========     ========        ===========
Current liabilities                      1,858        4,536              3,619

Non current liabilities                  4,623        4,556              4,403
                                    ----------     --------        -----------
  Liabilities to be assumed         $    6,481     $  9,092        $     8,022
                                    ==========     ========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to the fourth quarter of 2001, the Company operated in two business segments: the Microelectronic Packaging and Materials Group and the Wafer Reclaim Services Group. In conjunction with a strategy to focus on its core business, during the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. During the third quarter of 2002, the Company's Board of Directors made a decision to discontinue the operations of its San Diego based Polese Company business. The accompanying Financial Statements have been reclassified to segregate the Discontinued Operations results from the continuing Semiconductor Packaging Materials operating results. Accordingly, most of the discussion herein will focus on the continuing operations of SPM as the Company's remaining business.

RESULTS OF OPERATIONS -- THIRD QUARTER AND FIRST NINE MONTHS 2002 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS 2001 -- CONTINUING OPERATIONS

REVENUE:

Total revenue for the third quarter 2002 of $ 3,459,000 increased by $ 189,000 or 5.8% as compared to the third quarter 2001 reflecting a change in the sales mix during 2002 towards gold products. Total revenue for the first nine months 2002 of $10,086,000 decreased by $812,000 or 7.5% as compared to the prior years period, which reflected strong second quarter 2001 revenues.

The Company does a significant amount of international business, both from its domestic locations, as well as through overseas manufacturing locations. Domestic and international sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first nine months of 2002 was 39.6%, as compared to 37.0% for the first nine months of 2001. This compares to a domestic and international sourced sales percentages of 38.4% for the third quarter 2002 and 43.4% for the third quarter 2001. Domestically sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first nine months of 2002 was 15.3%, as compared to 20.9% for the first nine months of 2001. This compares to domestically sourced sales percentages of 15.5% for the third quarter 2002 and 17.6% for the third quarter 2001. The majority of domestically sourced foreign sales contracts are written in US dollars with payment remitted directly in US dollars. Therefore, there is a reduced risk of currency exposure.

The Company has foreign manufacturing in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L."), and in Malaysia, SPM(M) SDN.BHD ("SPM(M)") and SPM Tape and Reel Industries (M)SDN.BHD ("SPMT&R(M)"). During the third quarter of 2002, the Company derived revenue from S.A.R.L. of $608,000, from SPM(M) of $162,000 and from SPMT&R(M) of $38,000. During the first nine months of 2002, the Company derived revenue from S.A.R.L. of $1,857,000, from SPM(M) of $681,000 and from SPMT&R(M) of $60,000. Sales for these locations are conducted in the local currencies of Dirhams and Ringits, which constitute a foreign sales percentage of 24.3% and 16.1% for the first nine months of 2002 and 2001, respectively. This compares to foreign sales percentage of 22.9% for the third quarter 2002 and 25.9% for the third quarter 2001. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions.

The Company's consolidated backlog as of September 30, 2002 was approximately $1,837,000 compared to a backlog of approximately $1,988,000 at September 30, 2001 and $1,870,000 at December 31, 2001. The Company believes the majority of the consolidated backlog at September 30, 2002 includes orders that are expected to be shipped within one year.

GROSS PROFIT:

Gross profit of $846,000 for the third quarter 2002 decreased by $220,000, or 20.6%, from the third quarter 2001. The gross profit decrease primarily reflects operating its manufacturing facilities at a level which exceeded that necessary to generate the revenue earned in the period. As a result of the above, the gross margin decreased from 32.6% in last years third quarter to 24.5% in the third quarter 2002. Gross profit of $2,829,000 for the first nine months 2002 decreased by $915,000, or 24.4%, from the first nine months 2001. The gross margin decreased from 34.4% in last year's first nine month period to 28.0% in the first nine months of 2002 for reasons outlined above.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the third quarter 2002 increased by $155,000, or 10.4% from the comparable 2001 period. SG&A expenses in the first nine months of 2002 increased by $269,000, or 5.9% from the comparable 2001 period. The increase in SG&A during the third quarter and first nine months of 2002 reflects increased professional fees. SG&A expenses as a percentage of revenue increased from 45.7% in the third quarter 2001 to 47.6% for the third quarter 2002. SG&A expenses as a percentage of revenue increased from 42.1% in the first nine months 2001 to 48.1% for the first six months 2002.

INTEREST EXPENSE (NET):

Net interest expense for the third quarter 2002 increased by $10,000 from the third quarter 2001. Net interest expense for the first nine months 2002 decreased by $40,000 from the first nine months of last year. The slight decrease in net interest expense for the nine month period is due to reduced levels of bank term and revolving credit debt, and lower interest rates.

PROVISION (BENEFIT) FOR INCOME TAXES:

The Company recorded a benefit of $235,000 at an effective rate of 45.9% for the third quarter of 2001 and a benefit of $482,000 at an effective rate of 43.2% for the first nine months 2001. The Company recorded an expense of $540,000 for the third quarter and nine months ended September 30, 2002 relating to adjustments of valuation accounts. The Company has not recorded a credit for income tax benefits from continuing operations for an operating loss incurred in the current period due to uncertainty about future utilization.

NET LOSS:

As a result of the above, the Company had a net loss from continuing operations of $1,437,000 and $2,799,000 for the third quarter and first nine months 2002 as compared to a net loss from continuing operations of $277,000 and $633,000 for the third quarter and first nine months 2001, respectively. The federal tax related valuation allowance increased by approximately $900,000 for the three months ended September 30, 2002 and $1,400,000 for the nine months ended September 30, 2002.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net loss attributable to common shareholders is the numerator in the Company's calculation of Basic and Diluted income per common share and reflects dividends and other costs associated with the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $201,000 per month representing dividends payable, accretion of closing and other costs related to the Series B Preferred Stock, as well as an additional amount pursuant to a warrant repurchase formula contained in the Series B Preferred Stock agreement. As of September 30, 2002 the Company has accrued $3,550,000 pursuant to this warrant repurchase formula, as described in Note 2.

DISCONTINUED OPERATIONS -- THIRD QUARTER AND FIRST NINE MONTHS 2002 COMPARED TO THIRD QUARTER AND FIRST NINE MONTHS 2001

During the fourth quarter of 2001, the Company's Board of Directors made a decision to dispose of the Wafer Reclaim Services Group which includes American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and Singapore based, International Semiconductor Products Pte. Ltd. ("ISP") business units and recorded a loss on disposal of $11,534,000. The Wafer Reclaim Services Group's revenues for the third quarter and nine months ended September 30, 2002 were $1,335 and $5,331 respectively, as compared to revenues of $3,424,000 and $12,735,000 for the third quarter and nine months of 2001, respectively. The Wafer Reclaim Services Group revenue decrease for the third quarter and nine months ended September 30, 2002 compared to the prior year periods primarily were due to the sales of ASP and ASP B.V. during the 2002 periods. For the third quarter and first nine months of 2001, the Wafer Reclaim Services Group recognized a net loss from discontinued operations of $608,000 and $1,261,000, respectively, which were recorded at December 31, 2001. In February 2002, the Company completed the sale of the assets of the ASP US business and in May 2002, the Company completed the sale of the ASP BV business unit as described more fully below in Liquidity and Capital Resources. The Company is in discussions regarding alternatives for its 50.1% interest in its Singapore-based ISP business unit.

During the third quarter of 2002, the Company's Board of Directors made a decision to dispose of its Polese Company and recorded a loss on disposal of discontinued operations of $7,351,000 and an impairment loss of $1,514,000. The Polese Company's revenues for the third quarter and nine months ended September 30, 2002 were $4,451,000 and $ 13,157,000 respectively, as compared to revenues of $5,374,000 and $23,121,000 for the third quarter and nine months of 2001, respectively reflecting continuing softness, primarily in the wireless base station markets.

LIQUIDITY AND CAPITAL RESOURCES:

GENERAL

The Company's independent public accountants have included a going concern explanatory paragraph in their review report accompanying the September 30, 2002 unaudited financial statements. The paragraph states that the Company's recurring losses, working capital deficiency, gold consignment agreement, credit facility maturity and Preferred Stock redemption requirements raise substantial doubt about the Company's ability to continue as a going concern. The report identifies the fact that the financial statements do not include adjustments that might result from the outcome of this uncertainty. The status of these matters is discussed below and management's plans in regards to these uncertainties are included in the Outlook section.

On July 24, 2002, management received a letter from the NASDAQ, which stated the Company's common stock had not maintained the minimum market value of publicly held shares ("MVPHS") of $5,000,000 and a minimum bid price ("MBP") of $1.00 per share for the last 30 days as required under NASDAQ Market place rules. The Company had until October 22, 2002 to regain compliance, which is defined as the MVPHS exceeding $5,000,000 and the MBP exceeding $1.00 for a period of ten consecutive trading days. The Company has filed an application with the NASDAQ to transfer its Common Stock listing to the SmallCap Market. The Company's shares will continue trading on the NASDAQ National market pending review of the transfer application. The Company expects to announce the date of transfer to the SmallCap Market upon receipt of NASDAQ's approval, however no assurance can be given that such approval will be forthcoming.

To support the Company's growth, the Company has historically made significant capital expenditures to support its facilities and manufacturing processes as well as working capital needs. The Company has financed its capital needs through cash flow from operations, and Preferred Stock, line of credit facilities, term loans from banks, other bank financing, including gold consignment supply agreements, and capital leases and common stock issuance. The Company's revolving credit facilities, which expired on October 31, 2002, are collateralized by the Company's eligible accounts receivable and inventory. The Company's lenders have extended this facility on a provisional basis pending completion of a written extension. Due to revenue declines during 2002, the Company's eligible accounts receivable and inventory have decreased thereby limiting the Company's ability to borrow under its credit facilities. The ability to issue additional equity may be impacted if the Company's Common Stock continues to trade below book value, and may result in additional dilution to current Shareholders. However, at current volume levels, the Company does not anticipate a need to make significant capital expenditures over the next twelve months.

SUMMARY OF 2002 ACTIVITY

At September 30, 2002, the Company had cash and cash equivalents of $1,861,000 and had an available balance on its revolving credit facility of $486,065 as compared to $968,000 and $1,314,000 respectively at September 30, 2001.

Net cash provided by operating activities in the first nine months of 2002 amounted to $111,000 as compared to cash provided of $3,790,000 in the first nine months of 2001. Cash provided by operations decreased compared to the prior years period, principally as a result of the first nine months net loss and working capital changes.

Cash provided by investing activities amounted to $5,210,000 in the first nine of 2002 compared to cash used of $2,350,000, in the prior year period. This change was principally due to the sale of ASP US and ASP BV. During the nine months ended September 30, 2002 and 2001, the Company invested $793,000 and $3,856,000, respectively, in property and equipment. This investment excludes $2,972,000 in the 2001 period for equipment acquired under capital leases.

Net Cash used in financing activities amounted to $3,855,000 in the first nine months of 2002 as compared to cash used of $1,617,000 during the 2001 period. During the first nine month of 2002 the Company repaid $1,979,000 under long-term debt and short-term obligations and $1,280,000 under its Bank revolving line of credit. In addition, the Company made payments of $997,000 under capital lease obligations.

FEDERAL REFUND AND CARRYBACK CLAIM

Under the Federal Economic Stimulus Act signed into law during 2002, the period for carrying back losses to generate income tax refunds was extended from three to five years. During the first six months of 2002 the Company filed for $934,000 of refunds, which have been received in full. In addition, on August 5, 2002 the Company filed a 2001 Federal income tax return and an amended carryback claim, and received refund checks totaling $1,335,000 in September 2002.

CREDIT FACILITIES

On November 1, 1999, the Company entered into a Revolving Credit, Term Loan and Security Agreement with the Business Credit section of PNC Bank. The Credit Facility replaced revolving credit and term loan facilities the Company had with other banks. The current Credit Facility has a three-year term, which expired on October 31, 2002. It consists of a formula-based, as amended $5,000,000 revolving credit facility and an original $6,234,000 term loan, that are collectively secured by substantially all of the Company's domestic assets and the stock of the Company's foreign subsidiaries. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,260,000
US) was reserved for issuance of a standby letter of credit in support of the Company's partial guarantee of ISP's debt. The interest rate on revolving credit borrowings is, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. On July 18, 2002 PNC imposed a 2% per anum surcharge on the interest rates otherwise in effect under the Credit Agreement. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of outstanding debt was due on October 31, 2002. In April 2001, the Company entered into an additional $1,447,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings. At the February 28, 2002 closing of the sale of the assets of the ASP US subsidiary, the Company repaid $1,300,000 of the term loan balance and PNC placed a reserve of $1,200,000 upon the Company's formula-based borrowing that was reduced to $600,000 during the first quarter of 2002. As of December 31, 2001 and March 31, 2002, the Company was not in compliance with certain financial ratio covenants as defined in the Credit Facility. PNC waived the covenant violation existing at December 31, 2001 and March 31, 2002. As of September 30, 2002, the Company was not in compliance with certain financial ratio covenants as modified previously. As the Revolving Credit borrowings are classified as Short-term liabilities on the accompanying balance sheet due to the maturity on October 31, 2002, the Company has declined to request a waiver from PNC as of September 30, 2002. PNC has granted the Company a provisional extension of the Credit Facility, pending completion of a written agreement, but there is no assurance that said written agreement will be forthcoming or a longer term extension will be granted. If the Company is unable to extend the PNC Credit Facility, and is unable to find a suitable replacement, it would materially effect the future operation of the Company. The Company is current on its payments of all interest and principal under the Credit Facility.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM"), which, as most recently amended on October 22, 2002, expires January 22, 2003. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement, as amended in October 2002, reduced the amount of gold on consignment not to exceed the lesser of 2,083 troy ounces of gold or gold having a market value of $600,000. At September 30, 2002, the Company's obligation under the Gold Consignment Agreement was approximately 2,082 troy ounces of gold valued at approximately $674,000. The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 10.0% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. The amended facility with FPM is a demand facility and provides that the Company maintain its owned gold of at least 10% of the consignment, and return $7,000 per week in the form of either cash or Gold to FPM through the January 22, 2003 expiration. In order to provide additional collateral to FPM, the Company's preferred stock investors issued a $250,000 standby letter of credit in favor of FPM. Should FPM demand return of the consigned gold and the Company be unable to replace the consignment facility, there would be a material adverse impact to the Company. The Company is current on its payment of interest on the FPM consignment interest and is maintaining the required Gold levels under the agreement.

In August, 2000, the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,760,000 US) in term and overdraft borrowings secured by ISP's property and equipment and is partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of five to ten years. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,830,000 US) to S$4,000,000 (approximately $2,157,000 US). The reduced guarantee was secured by a standby letter of credit of up to S$4,000,000 issued by PNC Bank in favor of ISP's lenders, which was subject to renewal as of September 2002. In October of 2002 Keppel Tatlee's successor, Overseas Chinese Bank issued instructions to PNC bank to draw this standby letter of credit due to a technical event of default, as defined by ISP's lending agreements, and Company's inability to renew the standby letter of credit as a result of the maturity of its PNC Credit facilities. PNC made payment under this facility, thereby increasing the Company's debt. The Company is in preliminary negotiations for the sale of its 50.1% interest in the Singapore based ISP facility and the return of $2,157,000 in proceeds from the letter of credit drawn in favor of ISP's lender.

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

To avoid the possibility of there being a current or a future triggering event under a certain financial covenant provision of the Preferred Stock that would allow the ACI investors to call for immediate redemption of the Preferred Stock, the Company and the ACI investors entered into an agreement on November 13, 2001 that was amended and restated in its entirety on March 29, 2002. The Restated Agreement provided, among other things, that: (i) the redemption price for the Preferred Stock would not in any event be due prior to January 3, 2003, (ii) any increase in the dividend rate to which the ACI investors might otherwise be entitled to would not go into effect prior to January 3, 2003 and (iii) Section
14.1 of the Warrants that now provides that the Company would be obligated to purchase the Warrants (at a price which would provide the ACI investors with a 20% internal rate of return calculated from the date of issuance of the Preferred Stock, after taking into account dividends theretofore paid to the holders of the Preferred Stock and the value determined, as provided in the Warrants, of the shares of common stock of the Company, if any, issued pursuant to any exercises of the Warrants by the holders of the Warrants) upon a change of control pursuant to the formula therein set forth (the Warrant Repurchase Agreement") was amended to apply also to a Bankruptcy event as therein defined. In addition, the Warrant Repurchase Formula would not apply to any redemption of the Preferred Stock unless, for calendar year 2002, there was no period of twenty consecutive trading days for which the daily market price of the Company's Common Stock was greater than $5.00 per share, and (iv) additional warrants to purchase 250,000 shares of the Company's common stock were granted to the ACI investors, with an exercise price of $3.00 per share. During March 2002, the Company notified the ACI investors that it had elected to pass on the semiannual dividend due March 31, 2002 as is permitted one time without penalty under the Preferred Stock agreement.

On May 20, 2002, the Company and ACI entered into an additional agreement that provided that: the redemption price for the Preferred Stock would not in any event be due prior to April 1, 2003. On July 17, 2002, ACI provided a standby letter of credit of $250,000 as additional collateral required for the Company's Gold Consignment Agreement with FPM. Due to the recent trading level of the Company's common stock and the significant uncertainty about the Company's future liquidity, management has concluded that it is reasonably probable that the above-mentioned Warrant Repurchase Formula will apply and has accrued an amount through September 30, 2002 of $3,550,000 pursuant to the formula. During September 2002, the Company notified the ACI investors that it had elected to pass on the semiannual dividend due September 30, 2002. The internal rate of return presently governed by the revised Warrant Repurchase Formula, above is higher than the increase dividend rate that would normally result from passing two dividends, and therefore no additional accrual was necessary.

DISCONTINUED OPERATIONS

The Company completed the sale of the assets of its ASP US business to Rockwood Specialties on February 28, 2002 for gross proceeds of approximately $6,100,000 plus the assumption of certain liabilities by the purchaser. $1,300,000 of the proceeds were used to pay down term debt outstanding under the PNC Term Loan Facility and the balance after severance and professional fees was used to pay the revolving credit borrowings. On May 2, 2002, the Company completed the sale of the stock of ASP BV for cash proceeds of approximately $1,100,000 which were used to pay revolving credit borrowings. The Company is in discussions regarding alternatives for its 50.1% interest in Singapore based ISP including a return of the proceeds from a standby letter of credit drawing as described above. Management of the Company believes that the remaining ISP subsidiary has sufficient liquidity from operations and banking facilities, such that no additional funding from continuing operations is anticipated.

The Company announced the signing of a letter of intent for the sale of its San Diego based Polese Company business. Due diligence is being completed and the transaction is expected to close as soon as practicable thereafter. The sale is subject to customary closing conditions including obtaining requisite consents and approvals and the purchaser reaching acceptable employment agreements with key Polese personnel. The letter of intent provides the buyer an exclusivity period through November 30, 2002, unless extended, in order to meet these conditions.

OTHER

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

OUTLOOK

The Company may need additional cash to meet its working capital needs until revenues increase and a return to profitability is achieved. While there is no assurance that funding will be available to support future liquidity needs, the Company is in preliminary discussions with lenders to extend its existing credit facilities which expired on October 31, 2002 and which have been extended on a provisional basis pending a longer term agreement.

In November 2002 the Company announced the signing of a letter of intent for the sale of its Polese Company subsidiary. In addition the Company is in preliminary negotiations for the sale of its 50.1% interest in the Singapore based ISP facility and the return of $2,157,000 in proceeds from a letter of credit drawn in favor of ISP's lender. The Company believes the proceeds from successful consummation of these transactions would enable the Company to pay off its bank debt and provide liquidity for the Company to reorganize around its SPM division and continue its operations with the concurrence of its preferred stock investors.

In the event that the Polese sale is not successfully closed, and both short and long-term support from its current lenders and Preferred Stock investors or replacement lenders is not available; the Company is exploring other alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company assets.

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.

FORWARD-LOOKING STATEMENTS

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the disposition of the discontinued operations and the economic volatility in geographic markets, such as Asia and the ability of the Company to meet its capital requirements , close the Polese sale and to maintain compliance with NASDAQ listing qualifications.

PART II. OTHER INFORMATION

Items 1. - 6. Exhibits and Reports on Form 8-K

  99.1   Certification under section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SEMX CORPORATION


     Date: November 19, 2002            By: /s/ Gilbert D. Raker
                                        ------------------------

                                Name:   Gilbert D. Raker

                                Title:  Chairman of the Board, President and CEO


     Date: November 19, 2002            By: /s/ Mark A. Koch
                                        --------------------

                                Name:   Mark A. Koch

                                Title:  Acting Chief Financial Officer

                                      SEMX
                                 CERTIFICATIONS

I, Gilbert D. Raker certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SEMX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19, 2002
      ----------------------------------
                                          /s/ Gilbert D. Raker
                                        ----------------------------------------
                                                     Gilbert D. Raker,
                                            Chairman and Chief Executive Officer

                                  MARK A. KOCH
                                 CERTIFICATIONS

I, Mark A. Koch certify that:

1.   I have reviewed this quarterly report on Form 10-Q of SEMX Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002
      --------------------------------
                                         /s/ Mark A. Koch
                                       -----------------------------------------
                                                    Mark A. Koch,
                                              Acting Financial Officer