Form 10-K
period 2002-12-31
SEMX CORP
filed 2003-04-15
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


                                   (Mark one)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number: 1-10938


                                SEMX CORPORATION
                                ----------------
                    (Name of Business Issuer in Its Charter)


              DELAWARE                                          13-3584740
    (State or other jurisdiction of                           (IRS Employer
    incorporation or organization)                       Identification Number)

                              1 Labriola Court
                              Armonk, New York           10504
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (914) 273-5500

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Title of Each Class
     -------------------
     Common Stock, $.10 par value - OTC-BB


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     The Exhibit Index is located on page 22

At March 27, 2003 the aggregate market value of the voting stock of the Registrant held by non-affiliates was approximately $506,539.

At March 27, 2003 the Registrant had 6,330,703 shares of Common Stock outstanding, $.10 par value ("Common Stock"). In addition, at such date, the Registrant held 337,800 shares of Common Stock in treasury.


                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENT                                  Parts Into Which Incorporated
--------                                  -----------------------------
An Amendment to this 10-K containing      Part III, Directors and Executive Officers of the Registrant,
proxy information will be filed within    Executive Compensation, Security Ownership of Certain
the allowed 120 day period following      Beneficial Owners and Management, Certain Relationships
December 31, 2002.                        and Related Transactions.

                                     PART I


ITEM 1: BUSINESS
----------------

General. SEMX Corporation consists of a Delaware corporation and its wholly owned and majority owned subsidiaries (collectively the "Company"). The Company principally manufactures interconnect products and materials for components and microelectronic devices through its Semiconductor Packaging Materials Company division and its three associated foreign subsidiaries (collectively "SPM"). In conjunction with a strategy to focus on its core business in the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The Company's Wafer Reclaim Services Group reclaimed silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia. The Company completed the sale of the assets and selected liabilities of its North American operations on February 28, 2002. In addition, the Company completed the sale of the stock of its European operation on May 2, 2002. The remaining Asian operation is currently for sale and is being reported as a discontinued operation in both the narrative and financial portions of this filing. In the third quarter of 2002, the Company's Board of Directors made a decision to sell the Polese Company and its subsidiaries ("Polese Company"). The Company completed the sale of the stock of the Polese Company on January 15, 2003. Accordingly, most of the discussion herein will focus on the Company's continuing operations of SPM as its core remaining business. The discontinued Wafer Reclaim Services and Polese Company are segregated from the continuing operations in both the narrative and financial portions of this filing.

CONTINUING OPERATIONS:

At December 31, 2002, the Company consisted mainly of the operating division of the parent company Semiconductor Packaging Materials Company ("SPM") and its subsidiaries, Semiconductor Materials S.A.R.L. ("S.A.R.L."), SPM(M) SDN.BHD ("SPM(M)"), and SPM Tape on Reel Industries (M) SDN. BHD. ("SPM TOR"). The Company's primary products are interconnect and miscellaneous products and services, which include bonding wire, precision metal stampings, seal frames, tape on reel and waffle packaged products and services, and other specialty products and materials. The Company's products are incorporated into all types of electronic components. The Company also serves selected markets outside of the electronics industry. The Company's products are sold through internal sales personnel and a network of independent sales representatives, principally to designers, manufacturers and assemblers of electronic devices.

HISTORY - The registrant, SEMX Corporation, is a Delaware corporation incorporated in 1988 as a successor to a company started in 1981. In December 1991, the Company had an initial public offering of its securities and listed on the American Stock Exchange. In April 1998, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to SEMX Corporation when it moved to the NASDAQ National Market.The Company's Common Stock was delisted from the NASDAQ National Market on March 10, 2003 and currently trades on the Over-the-Counter Bulletin Board.

The Company has historically attained significant revenue growth beginning from a sales level of approximately six million dollars in 1991 when it went public. A substantial portion of that growth was realized through the acquisition of businesses and by applying financial and management resources to further the growth of the companies. Recently, the Company has divested a number of its operating businesses to reduce its leverage.

Financial Information about Industry Segments - The Company operates in one industry segment, the Electronics Materials and Services Group as a result of the discontinuance of the Wafer Reclaim Services Group and the Polese Company.

Description of the Business - The business described above is the continuing operation. To accomplish its growth, the Company has built strong core competencies in engineering, manufacturing and specialized niche areas of material science, particularly as it applies to the microelectronics industry.

PRIMARY PRODUCTS:

Wire, Stampings and Tape on Reel Products - The Company manufactures bonding wire and metal "ribbon" that is used to conduct electrical current and/or signals between two points of a circuit and produces precision metal stampings out of various materials for interconnect, heat dissipation, soldering, brazing, bonding pad, lead frame and other purposes. Tape on reel packaging and waffle package services are used to deliver the Company's stampings as well as third party products to reduce labor intensive activities of many customers' assembly operations.

Other Products - The Company also manufactures other products which include assembled products and specialized metallic products such as clad metals.

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

The SPM operating units make extensive use of precious metals, including gold, as raw materials in the manufacture of certain products. Substantially all of SPM's gold requirements are currently obtained from Fleet Precious Metals ("Fleet") pursuant to a consignment agreement, from a third party supplier or from the Company's inventory of selected precious metal materials. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PRODUCTION PROCESS:

Products manufactured to customer specifications account for almost all of the Company's total revenues.

Gold, copper and aluminum wire and metal ribbon are manufactured by casting pure metals with selected additives into cylindrical shapes which are then drawn through a series of diamond dies to progressively reduce the metal to a finished size. Wire is then either annealed in batches or strands and spooled to customer's specifications. Metal ribbon is made by rolling wire into a flat shape or by slitting strip into narrow widths and then spooling to customer's specifications. Solder wires are made from casting pure metals with selected additives into billets and then extruded into wire which is then spooled to the customer's specifications.

The manufacturing process for stamping consists of buying standard materials or casting or cladding specific metals or alloy combinations into forms which are passed through a series of rolling mills to meet specified thickness requirements, and then slit to specified widths. The material is stamped in a press that contains the die for the customer's part and is finished and packaged as required by the customer.

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

With the exception of SPM TOR (which is newly formed), all of the Company's facilities are ISO 9000 and QS 9000 certified. Further, its foreign facilities are IS 14001 certified, and it is compliant at its U.S. facility. The Company believes that its certifications are important in establishing the Company as a world class supplier to the electronics industry and greatly aids the Company in penetrating markets for the Company's products throughout the world. The Company holds numerous quality awards from its clients in the automotive, medical and microelectronics industries.

MARKETING AND SALES:

The Company employs sales and marketing personnel who are responsible for direct sales to the Company's customers. The Company's sales and engineering personnel also work closely with customers to solicit future orders and to render technical assistance and advice. Other marketing efforts include generation and distribution of the Company's product catalogs and brochures and attendance at trade shows. The Company also advertises in trade publications and presents selected technical papers.

The Company also engages independent sales representatives in various regions throughout the United States, Europe, Asia, the Far East and South America. Pursuant to agreements with these representatives, such representatives are prohibited from carrying a line of products that compete with the Company's products. The Company believes that additional sales representatives are available, if required.

PRODUCT AND PROCESS DEVELOPMENT:

The Company does product and process development work in anticipation of expected market requirements, but many of these activities are related to specific and/or anticipated customer needs. These services are expensed in the period incurred and factored into the price that is charged to the customer. In recent years, these efforts have led to the development of various new proprietary products and processes.

CUSTOMERS:

Currently, the Company's products are sold principally to customers servicing the automotive, aerospace, military, medical, semiconductor and other primarily electronic industries. The Company's main customers in 2002 included Delphi Automotive Systems, Hewlett-Packard, IBM, Interpoint, Lucent Technologies, M/A Com, Medtronic, MicroCrystal, Motorola, Raytheon, ST Microelectronics, Texas Instruments and Visteon Automotive Systems.

For the years ended December 31, 2002 and 2001, sales of the Company's products to the Company's five largest customers accounted for approximately 40% and 34%, respectively, of the Company's revenues from its continuing operations. For the years ended December 31, 2002 and 2001, one customer accounted for approximately 19% and 16%, respectively, of the Company's revenues from its continuing operations.

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

For the years ended December 31, 2002 and 2001, direct sales of the Company's products into foreign markets (unaffiliated customers) accounted for approximately 41% and 37%, respectively, of the Company's consolidated revenues from its continuing operations. The Company believes that a portion of its revenues will continue to be derived from the sale of its products in foreign markets. These revenues may be subject to risks associated with foreign sales, including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates, custom duties and export quotas and other trade restrictions. The Company is not aware of any foreign tariffs with respect to products marketed by the Company. Although export sales are subject to certain governmental restrictions, the Company has not experienced any difficulties with foreign or domestic trade restrictions.

BACKLOG:

At December 31, 2002 and 2001, the Company's backlog of orders for its continuing operations was approximately $1,663,000 and $1,870,000, respectively. Since many orders in the backlog may be canceled under certain conditions without significant penalty to the customer or to accommodate customer requests, the decline during 2002 developed as many of the Company's customers experienced downturns in their businesses. The Company believes that the majority of the Company's backlog of orders existing as of December 31, 2002 will be shipped over the next twelve months.

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

PATENTS AND PROPRIETARY INFORMATION:

The Company's ability to compete effectively may be materially dependent upon the proprietary nature of its technologies. The Company has a limited number of patents. The Company relies on proprietary know-how and employs various methods to protect its processes, concepts, ideas and documentation associated with its proprietary products. However, such methods may not afford complete protection and there can be no assurance that other companies will not independently develop such processes, concepts, ideas and documentation. Although the Company has, and expects to enforce, confidentiality agreements with its employees and former employees, there can be no assurance that such agreements adequately protect the Company's trade secrets.

GOVERNMENT REGULATION:

Within the United States the Company is subject to regulations administered by the United States Environmental Protection Agency, the Occupational Safety and Health Administration, various state governmental agencies and county and local governmental authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution and dictate safety in the workplace. The extensive regulatory framework imposes significant compliance burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. The Company is also subject to various state and local laws, which are the counterparts of CERCLA and/or RCRA in the jurisdiction where the Company maintains facilities (New York). The management of the Company believes that the Company is in substantial compliance with all material federal and state laws and regulations governing its operations. The Company continually evaluates its environmental and safety practices with respect to such requirements and maintains all required licenses or permits.

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

EMPLOYEES:

As of December 31, 2002, the Company's continuing operations employed approximately 140 persons compared to 135 at the beginning of the year. All manufacturing personnel are paid on an hourly basis. The majority of employees are employed full-time. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

DISCONTINUED OPERATIONS:

As at December 31, 2001, the Company's Wafer Reclaim Services Group, which was classified as a Discontinued Operation, consisted of its American Silicon Products, Inc. ("ASP") and American Silicon Products B.V. ("ASP B.V.") subsidiaries and a majority owned (50.1%) Singapore corporation, International Semiconductor Products Pte Ltd. ("ISP"). Each of these companies primarily provided silicon wafer polishing and reclaiming services to the semiconductor industry. Reclaimed wafers are used in the evaluation and testing of equipment and processes in semiconductor fabrication.

In February 2002, the Company completed the sale of most of the assets and selected liabilities of ASP US. In May 2002, the Company completed the sale of the stock of ASP BV. The Company expects to complete the sale of ISP in 2003. The results of these operations are segregated on the accompanying financial statements as income or loss from discontinued operations and are also referenced in Note 4.

The Wafer Reclaim Services Group recorded a net loss of $338,000 for fiscal 2002 (net of an expected 2002 loss of $320,000 accrued in fiscal 2001), a net loss of $2,015,000 for fiscal year 2001, and net income of $274,000 for 2000 before the write-down of goodwill and write-off of discontinued operations.

As of September 30, 2002, the Company's Polese Company was classified as a Discontinued Operation. In January 2003, the Company completed the sale of the stock of the Polese Company. The results of this operation are segregated on the accompanying financial statements as loss from discontinued operations and are also referenced in Note 4.

The Polese Company recorded net losses of $6,464,000 and $2,949,000 for fiscal years 2002 and 2001,respectively, and net income of $2,554,000 for fiscal year 2000 before the write-down of goodwill and write-off of discontinued operations.

ITEM 2: PROPERTIES:
-------------------

The Company's executive offices and SPM's manufacturing facility are located in a Company-owned 43,700-square-foot building in Armonk, New York. SPM leases a 3,000-square-foot facility in Casablanca, Morocco, to supply various products to North Africa and Europe and leases a 31,000-square-foot facility in Penang, Malaysia, to supply the Asian markets. All of SPM's facilities are suitable for the Company's current and anticipated needs and are well maintained and in good condition. This listing excludes the property of the Company's Discontinued Operations.

ITEM 3: LEGAL PROCEEDINGS:
--------------------------

The Company is subject to claims and suits in the ordinary course of business. As at December 31, 2002, management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS:
------------------------------------------------------------

No matter was submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
------------------------------------------------------------------------------

The Company's Common Stock traded on the NASDAQ National Market (Ticker Symbol:
SEMX) during 2002 and 2001. The high and low prices of the Company's Common Stock for each quarter during 2002 and 2001 were as follows:

                                                     2002                               2001
                                                     ----                               ----

                                            High              Low              High              Low
                                        -------------     -------------    -------------     -----------
1st Quarter.........................      $ 2.90             $2.15           $ 6.38            $ 3.75

2nd Quarter.........................        2.50              0.60             5.25              3.50

3rd Quarter.........................        0.97              0.20             4.04              1.36

4th Quarter.........................        0.33              0.13             2.80              1.46



On April 9, 2001, the NASDAQ successfully completed the process of converting its quotation, trading and trade reporting systems from fractions to decimals and the above information is presented accordingly.

On March 10, 2003, the Company's Common Stock was delisted from the NASDAQ National Market. It is now traded on the Over-the Counter Bulletin Board (Ticker
Symbol: SEMX). As of March 27, 2003, there were approximately 89 holders of record of the Company's Common Stock. On March 27, 2003, the high and low bid price of the Common stock was $ 0.10 and $0.09 per share, respectively. The Company paid no dividends on its Common Stock in 2002 or 2001.

On March 26, 1999, the Company's Board of Directors unanimously adopted a shareholders rights plan (the "Rights Plan"), commonly referred to as a poison pill. Under the Rights Plan, as amended in June 2000, shareholders of record on June 15, 1999 (unless excepted under the terms of the Rights Plan), until the distribution date, will receive rights to purchase a unit consisting of one one-thousandth of a Series of Preferred Shares of the Company at $50 per unit.

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

ITEM 6: SELECTED FINANCIAL DATA:
--------------------------------

The following data incorporates a variety of acquisition and divestment transactions as well as the classification of the Polese Company as a Discontinued Operation in 2002 and the Wafer Reclaim Services Group as a Discontinued Operation in 2001. Please note the footnote disclosures and Item 1-Business.

                                                                                    YEAR ENDED DECEMBER 31,

        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                    1998        1999       2000        2001        2002
                                                                  --------    --------   --------    --------    --------
Operating Data:
   Net sales                                                      $ 30,990    $ 15,329   $ 17,470    $ 13,709    $ 13,456
-------------------------------------------------------------------------------------------------------------------------
Income (Loss) From:
   Continuing Operations                                            (1,759)      3,474       (214)     (1,917)     (6,482)
   Discontinued Operations                                         (10,199)      3,909      2,828     (16,498)    (12,742)
-------------------------------------------------------------------------------------------------------------------------
   Net income (loss)                                              $(11,958)   $  7,383   $  2,614    $(18,415)   $(19,224)
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Common Share - Basic:
  Earnings (loss) from continuing operations                      $   (.29)   $    .57   $   (.11)   $   (.43)   $  (1.78)
  Earnings (loss) from discontinued operations                    $  (1.69)   $    .65   $    .46    $  (2.61)   $  (2.01)
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Common Share - Basic                          $  (1.98)   $   1.22   $    .35    $  (3.04)   $  (3.79)
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Common Share - Diluted:
  Earnings (loss) from continuing operations                      $   (.29)   $    .56   $   (.11)   $   (.43)   $  (1.78)
  Earnings (loss) from discontinued operations                    $  (1.69)   $    .63   $    .43    $  (2.61)   $  (2.01)
-------------------------------------------------------------------------------------------------------------------------
Earnings (loss) Per Common Share - Diluted                        $  (1.98)   $   1.19   $    .32    $  (3.04)   $  (3.79)
-------------------------------------------------------------------------------------------------------------------------
Weighted Average number of common and common equivalent shares:
   Basic                                                             6,054       6,047      6,213       6,325       6,330
   Diluted                                                           6,054       6,223      6,601       6,325       6,330
-------------------------------------------------------------------------------------------------------------------------
Common stock dividends declared                                       --          --         --          --          --
-------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
   Working capital (deficiency)                                   $(14,064)   $  4,213   $  8,412    $ (3,052)   $ (1,555)
-------------------------------------------------------------------------------------------------------------------------
   Total assets                                                   $ 82,324    $ 61,488   $ 80,089    $ 56,223    $ 35,794
-------------------------------------------------------------------------------------------------------------------------
   Long-term obligations excluding current portion                $ 13,055    $ 13,335   $ 15,845    $  5,592    $    176
-------------------------------------------------------------------------------------------------------------------------
   Shareholders' equity (deficit)                                 $ 25,371    $ 32,564   $ 36,544    $ 18,104    $ (5,612)
-------------------------------------------------------------------------------------------------------------------------

(1) Financial data presented includes the results of the following dispositions: on February 19, 1999, the Company sold its Retconn and ST businesses and recorded a net after tax gain of $3,903 on the transaction.

(2) During 2002, the Company's Board of Directors resolved to pursue the sale of the Polese Company. The Selected Financial Data for prior years' income statement items only have been reclassified to present the Polese Company as a discontinued operation. See Item 1 - "Business - Discontinued Operations."

(3) During 2001, the Company's Board of Directors resolved to pursue the sale of the Company's Wafer Reclaim Services. The Selected Financial Data for prior years' income statement items only have been reclassified to present the Wafer Reclaim Services Group as discontinued operations. See Item 1 "Business - Discontinued Operations."

(4) Amount noted as discontinued operations in 2001 includes $11,534 loss on disposal.

(5) Amount noted as discontinued operations in 2002 includes $ 5,940 loss on disposal.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
-------------------------------------------------------------------------------

Prior to the fourth quarter of 2001, the Company operated in two business segments: the Microelectronic Packaging and Materials Group and the Wafer Reclaim Services Group. In conjunction with a strategy to focus on its core business, during the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. During the third quarter of 2002, the Company's Board of Directors made a decision to discontinue the operations of its Polese Company. Accordingly, the accompanying Financial Statements have been reclassified to segregate the discontinued operations results from the continuing SPM operating results. Therefore, most of the discussion herein will focus on the continuing operations of SPM as the Company's remaining business.

In accordance with generally accepted accounting principles, the Company accrued an estimated after-tax loss on disposal of discontinued operations of approximately $5,940,000 as of December 31, 2002, and $11,534,000 as of December 31, 2001, based on the expected proceeds from the divestment of these businesses. After taxes and adjustment for corporate allocations, the net loss from discontinued operations was $6,802,000 in 2002, compared to a net loss from discontinued operations of $4,964,000 in 2001 and net income from discontinued operations of $2,828,000 in 2000.

The following table sets forth, for continuing operations, for the periods indicated, certain financial data as a percentage of net sales:

FISCAL YEAR ENDED DECEMBER 31, - CONTINUING OPERATIONS           2002       2001        2000
----------------------------------------------------------------------------------------------
Net sales                                                       100.0%     100.0%      100.0%
Cost of sales                                                    77.9       72.2        64.8
Gross profit                                                     22.1       27.8        35.2
Selling, general and administrative expenses                     45.9       45.9        35.2
Other income                                                      0.3        0.0         0.0
Operating income (loss)                                         (23.5)     (18.1)        0.0
Interest expense (net)                                           (2.8)      (2.5)       (1.9)
Loss before income taxes                                        (26.3)     (20.6)       (1.9)
Provision (benefit) for income taxes                             21.9       (6.7)       (0.7)
Loss from continuing operations                                 (48.2)     (14.0)       (1.2)

RESULTS OF OPERATIONS  (2002 COMPARED TO 2001)

CONTINUING OPERATIONS:

Total revenue for the year 2002 of $13,456,000 decreased $253,000 or 1.8% from the comparable 2001 period due to decreased business activity at one of its major customers, as well as reduced sales to the microelectronic industry in general.

The Company does a significant amount of international business, both from its domestic locations as well as through overseas manufacturing locations. Domestic and international sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during 2002 was 41.1%, as compared to 37.2% for 2001. Domestically sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during 2002 was 17.4%, as compared to 20.6% for 2001. The majority of domestically sourced foreign sales contracts are written in US dollars with payment remitted directly in US dollars. Therefore, there is a reduced risk of currency exposure.

The Company has a foreign manufacturing facility in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L.") and two foreign manufacturing businesses in Malaysia, SPM(M) SDN.BHD ("SPM(M)"), and SPM Tape on Reel Industries (M) SDN.BHD. ("SPM TOR"). During 2002, the Company derived revenue from S.A.R.L. of $2,354,000, and from SPM(M) of $836,000. Sales for S.A.R.L. are conducted in the local currency of Dirhams, and SPM (M) sales are conducted in U.S. dollars, and constitute a foreign sales percentage of 23.7% in 2002 and 16.6% in 2001. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions.

The Company's consolidated backlog from continuing operations as of December 31, 2002 was approximately $1,663,000 compared to backlog of approximately $1,870,000 at December 31, 2001. The Company believes that the majority of the backlog of orders existing as of December 31, 2002 will be shipped over the next twelve months. The Company expects the consolidated backlog to begin to recover in each of its markets during the second quarter of 2003 and to continue building throughout the year.

GROSS PROFIT:

SPM's 2002 gross profit of $2,968,000 decreased by $840,000 or 22.1% compared to 2001. The gross margin decreased from 27.8 % in 2001 to 22.1% in 2002 primarily due to higher material costs and higher overhead expenses, which were somewhat offset by lower labor costs. The gross margin change is also the result of higher percentage of sales in gold products where material costs are a larger percentage of sales, as well as lower selling prices to remain competitive and attract new business.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses of $6,176,000 in 2002 decreased by $118,000 or 1.9% compared to 2001. SG&A expenses as a percentage of revenue remained the same in both 2002 and 2001 at 45.9%.

Selling expenses increased by $25,000 or 2.2% in 2002 primarily due to additional expenses for the establishment of a sales office in the United Kingdom in 2002.

General and administrative overhead expenses decreased by $52,000 or 1.1% in 2002 primarily as a result of lower bad debt expenses.

Other SG&A expenses decreased by $91,000 or 21.6% in 2002 as a result of lower depreciation and amortization charges.

INTEREST EXPENSE (NET):

Net interest expense for 2002 increased by $27,000 to $372,000 as compared to 2001. The increase in net interest expense in 2002 is due to greater revolving credit borrowings, somewhat offset by lower levels of term debt and lower interest rates.

Included in interest expense for both periods presented are fees paid under the Company's gold consignment arrangement with Fleet Precious Metals as described below. Consignment fees included in interest expense amounted to $68,000 for 2002 and $56,000 for 2001.

PROVISION (BENEFIT) FOR INCOME TAXES:

A provision for income taxes from continuing operations of $2,951,000 has been recorded for 2002 as compared to a tax benefit of $914,000 for 2001. No tax benefit has been recorded by the Company in 2002 due to uncertainty as to whether certain income tax benefits from net operating loss and credit carryforwards will be utilized before their expiration. This uncertainty resulted in a valuation allowance recorded against previously recorded deferred tax assets of $2,951,000.

NET LOSS FROM CONTINUING OPERATIONS:

As a result of the above, the net loss from continuing operations of $6,482,000 for 2002 increased by $4,565,000 from net loss from continuing operations of $1,917,000 in the comparable 2001 period.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net loss attributable to common shareholders is the numerator in the Company's calculation of Basic and Diluted loss per common share and reflects dividends and other costs associated with the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $201,000 per month representing dividends payable, accretion of closing and other costs related to the Series B Preferred Stock, as well as an additional amount pursuant to a warrant repurchase formula contained in the Series B Preferred Stock agreement. As of December 31, 2002 the Company has accrued $3,925,000 pursuant to this warrant repurchase formula, as described in Note 12.

RESULTS OF OPERATIONS (2001 COMPARED TO 2000)

CONTINUING OPERATIONS:

Total revenue for the year 2001 of $13,709,000 decreased by $3,761,000 or 21.5% from the comparable 2000 period. SPM sales decreased due to difficult market conditions, especially in the telecommunications industry, as well as reduced demand for gold wire products, although sales were stronger at the overseas locations.

The Company does a significant amount of international business, both from its domestic locations, as well as through overseas manufacturing locations. Direct sales of the Company's products into foreign markets, as a percentage of consolidated revenue ("foreign sales percentage") during 2001 was 37.2% compared to 38.0% for 2000. The Company currently maintains foreign manufacturing operations in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L.") and in Malaysia, SPM MSDN.BHD ("SPM (M)"). In 2001, the Company derived revenue from S.A.R.L. of $1,096,000 and from SPM(M) of $1,177,000. Foreign sales made through the Company's domestic operations are made through foreign manufacturer's representatives and are priced and paid for in U.S. dollars. Sales for S.A.R.L. are conducted in the local currency of Dirhams, and SPM (M) sales are conducted in U.S. dollars. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions. These sales constitute a foreign sales percentage of 16.6% in 2001 and 9.5% for 2000.

The Company's consolidated backlog from continuing operations as of December 31, 2001 was approximately $1,870,000 compared to backlog of approximately $2,280,000 at December 31, 2000.

GROSS PROFIT:

SPM's 2001 gross profit of $3,808,000 decreased by $2,336,000 or 38.0% compared to 2000. The gross margin decreased from 35.2 % in 2000 to 27.8% in 2001 primarily due to SPM operating its manufacturing facilities at a level which exceeded that necessary to generate the revenue earned in the period. The Company had record sales in fiscal year 2000, and it was expecting an equivalent level of sales in 2001, which did not occur.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses of $6,294,000 in 2001 increased by $153,000 or 2.5% compared to 2000. SG&A expenses as a percentage of revenue increased from 35.2% in 2000 to 45.9% in 2001.

Selling expenses decreased by $706,000 or 38.4% in 2001 primarily due to reduced sales staffing, sales commissions, and related travel expenses.

General and administrative overhead expenses increased by $662,000 or 16.2% in 2001 as a result of greater professional fees and higher bad debt expenses.

Other SG&A expenses increased by $197,000 or 87.6% in 2001 as a result of higher depreciation and amortization charges.

INTEREST EXPENSE (NET):

Net interest expense for 2001 of $345,000 increased by $10,000 from the comparable 2000 period. The increase in net interest expense is due to higher average borrowings and assets financed by capital leases, partially offset by lower interest rates on bank term and revolver borrowings which are indexed to the prime rate.

Included in interest expense for both periods presented are fees paid under the Company's gold consignment arrangement with Fleet Precious Metals as described below. Consignment fees included in interest expense amounted $56,000 for 2001 and $59,000 for 2000.

BENEFIT FOR INCOME TAXES:

A benefit of $914,000 for income taxes was recorded for 2001 as compared to a benefit of $118,000 for 2000.

NET LOSS FROM CONTINUING OPERATIONS:

As a result of the above, the loss from continuing operations was $1,917,000 for 2001, compared to a loss of $214,000 for the comparable 2000 period.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net loss attributable to common shareholders is the numerator in the Company's calculation of Basic and Diluted loss per common share and reflects dividends payable to Preferred Stockholders and accretion of costs related to the issuance of the Series B Preferred Stock on June 1, 2000. The Company accrues approximately $67,000 per month representing dividends payable and cost accretion related to the Series B Preferred Stock.

DISCONTINUED OPERATIONS 2002, 2001 AND 2000:

During the fourth quarter of 2001, the Company's Board of Directors made a decision to dispose of the Wafer Reclaim Services Group which includes American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and Singapore based International Semiconductor Products Pte. Ltd. ("ISP") business units and recorded a loss on disposal of $11,534,000. The Wafer Reclaim Services Group's 2002 revenues were $6,883,000, as compared to revenues of $16,035,000 and $20,547,000 for 2001 and 2000, respectively. The Wafer Reclaim Services Group revenues decreased in 2002 compared to the prior year periods primarily due to the disposal of ASP and ASP B.V. during the 2002 periods. For

2002, the Wafer Reclaim Services Group recognized a net loss from discontinued operations of $338,000 (net of an expected 2002 loss of $320,000 accrued in fiscal 2001), compared to a loss from discontinued operations of $2,015,000 in 2001 and income from discontinued operations of $274,000 in 2000. In February 2002, the Company completed the sale of the assets of the ASP US business and in May 2002, the Company completed the sale of the ASP BV business unit as described more fully below in Liquidity and Capital Resources. The Company has signed a sale agreement for its 50.1% interest in its Singapore-based ISP business unit, which is expected to close in 2003.

During the third quarter of 2002, the Company's Board of Directors made a decision to dispose of its Polese Company and recorded a loss on disposal of discontinued operations of $5,940,000 and an impairment loss of $1,514,000. The Polese Company's revenues for 2002 were $16,309,000, as compared to revenues of $25,646,000 and $36,162,000 for 2001 and 2000. The Polese Company's loss from discontinued operations for 2002 (including the impairment loss) was $6,464,000, as compared to a loss of $2,949,000 in 2001 and net income of $ 2,554,000 in 2000.

CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements describes the significant accounting polices and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill impairments, long-lived assets, and income taxes. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

REVENUE RECOGNITION
We apply the provisions of SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. In general, we recognize revenue related to our product sales when persuasive evidence of a non-cancelable arrangement exists, shipment has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain allowances for doubtful accounts based on our assessment of the collectibility of specific customer accounts and the aging of the accounts receivable. If there were a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, our estimates of the recoverability of amounts due us could be overstated, which could have an adverse impact on our financial results.

GOODWILL AND OTHER INTANGIBLE ASSETS
The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the excess of the purchase price over the fair value of identifiable net assets of acquired companies to goodwill. Other intangible assets primarily represent technology rights and intellectual property.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The Company adopted SFAS No. 142 as of January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually, as well as a transitional goodwill impairment test within six months from the date of adoption. In accordance with the transitional impairment test the Company completed its initial assessment of fair value of its business units. The testing indicated that the book value was in excess of the fair value of its Polese Company business unit, which was an indicator that there may be impairment present. As a result of entering into negotiations for the sale of the Polese Company subsidiary leading to the signing of a letter of intent, the Company recorded an impairment of the Polese Company goodwill effective as of September 30, 2002 in the amount of $1,514,000 due to the expected loss on the transaction.

IMPAIRMENT OF LONG-LIVED ASSETS
We assess the impairment of long-lived assets, which include equipment and leasehold improvements and identifiable intangible assets, whenever events and circumstances indicate that such assets might be impaired. In the event the expected undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

DEFERRED TAX VALUATION ALLOWANCE
The Company has recorded a valuation allowance related to its deferred tax assets for which it cannot support the presumption that expected realization meets a "more likely than not" criteria. If the timing or amount of future taxable income is different than management's current estimates, adjustments to the currently recorded valuation allowances against deferred income tax assets may be necessary.

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

The Company's independent public accountants have included a going concern explanatory paragraph in their audit report accompanying the December 31, 2002 audited consolidated financial statements. The paragraph states that the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expired on March 31, 2003, has a banking arrangement that expires on April 30, 2003 and that the Company's preferred shareholder currently has the ability to redeem the preferred stock for cash in an amount that would exceed available funds, which raise substantial doubt about the Company's ability to continue as a going concern. The report identifies the fact that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

In January 2003 the Company completed the sale of its Polese Company subsidiary. In addition the Company has signed an agreement for the sale of its 50.1% interest in the Singapore based ISP facility and the return of S$ 4,000,000 ($2,288,000) in proceeds from a letter of credit drawn in favor of ISP's lender that occurred in October 2002.

The proceeds from the consummation of these transactions will enable the Company to pay off its bank debt and provide liquidity. The Company expects, provided it can attain the concurrence of the preferred shareholders, to reorganize around its SPM division and continue its operations.

The Company's continuing operations incurred net losses of $1,917,000 during the twelve months ended December 31, 2001 and $6,482,000 during the twelve months ended December 31, 2002. These results are primarily attributable to a decrease in sales combined with increased professional fees during 2002 as a result of the company's troubled financial situation and various sales transactions taking place during the year. Although the Company has initiated various cost reduction programs including headcount reductions, salary freezes and shifting production overseas in response to the sharp declines in revenues, the Company's fixed manufacturing, facilities costs and public company expenses are such that profitability was not achieved in these periods.

The Company may need additional cash to meet its working capital needs until revenues increase, additional cost reductions take place and a return to profitability is achieved. The Company's revolving credit facility, which will expire on April 30, 2003, is collateralized by substantially all of the Company's domestic assets. Due to revenue declines during 2002, the Company's eligible accounts receivable and inventory have decreased thereby limiting the Company's ability to borrow under its credit facilities. Further, the Company has a gold consignment lending agreement that provides for the supply of gold used in the Company's manufacturing process, which expired on March 31, 2003. While there is no assurance that funding will be available to support future liquidity needs, the Company's lenders have extended the credit facilities on a provisional basis, and the Company is currently working to obtain further extensions on both of its lending arrangements.

The Company's Series B Preferred Stock Agreements contain a provision that currently allows the preferred shareholder to redeem the stock for cash on April 3, 2003. In addition, the Warrant repurchase formula would require an additional amount, currently $3,925,000 to be paid to the shareholders on January 3, 2003 if the Company's common stock did not trade at $5.00 for 20 consecutive trading days during a specified period in 2002, or in the event of a bankruptcy or change in control. This amount has been accrued at December 31, 2002. As of April 14, 2003, the investors have not called for redemption of the Preferred Stock. In the event that both short and long-term support from its current or replacement lenders and from its Preferred Stock investors is not available, the Company is exploring alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company assets.

On March 10, 2003 the NASDAQ National Market Exchange delisted SEMX's Common Stock due to the Company's failure to comply with the NASDAQ requirements as to minimum market value of publicly held securities or minimum bid price per share. The Company's Common Stock is now traded on the Over-the-Counter Bulletin Board (OTCBB).

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The Company and the prospective purchaser of ISP are working diligently towards a close as soon as practicable, the proceeds of which will be used to repay debt and provide additional liquidity to the remaining business. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.

SUMMARY OF 2002 ACTIVITY:

At December 31, 2002, the Company had cash and cash equivalents of $1,202,000, and an available balance on its revolving credit facility of $80,000, as compared to $395,000 and $744,000, respectively, at December 31, 2001.

Net cash used by operating activities during 2002 amounted to $2,380,000 as compared to net cash provided of $4,084,000 in the comparable 2001 period. Cash used by operations increased compared to 2001 principally as a result of 2002 income and working capital changes.

Cash provided by investing activities during 2002 amounted to $5,650,000, compared to cash used of $1,809,000 during the year ended December 31, 2001. Sales of the Company's ASP and ASP BV business units during 2002 provided cash proceeds of $6,366,000 (net of related costs). During the years ended December 31, 2002 and 2001, the Company invested $1,091,000 and $4,298,000, respectively, in property and equipment. This investment excludes $0 and $2,976,000, respectively, in the 2002 and 2001 periods for equipment acquired under capital leases.

Net cash used by financing activities amounted to $2,463,000 during 2002 as compared to cash used of $2,672,000 during 2001. During 2002, the Company made payments of $1,128,000 under Capital Leases, repaid $3,465,000 under bank term loan facilities and borrowed $2,122,000 under its revolving credit facility and other long term instruments (net of related costs). During the year ended December 31, 2001 the Company repaid $3,033,000 under bank term loan facilities and borrowed an additional $2,363,000 under various facilities, including $1,447,000 that was used to repay revolving credit borrowings.

FEDERAL REFUND AND CARRYBACK CLAIM

Under the Federal Economic Stimulus Act signed into law during 2002, the period for carrying back losses to generate income tax refunds was extended from three to five years. During the first six months of 2002 the Company filed for $934,000 of refunds, which have been received in full. In addition, on August 5, 2002 the Company filed a 2001 Federal income tax return and an amended carryback claim, and received refund checks totaling $1,335,000 in September 2002. The Company expects to recognize a net Federal income tax refund in 2003 of $519,000 which represents the carryback claim for 2002 losses.

CREDIT FACILITIES

On November 1, 1999, the Company entered into a Revolving Credit, Term Loan and Security Agreement with the Business Credit section of PNC Bank. The Credit Facility replaced revolving credit and term loan facilities the Company had with other banks. The current Credit Facility has a three-year term, which expired on October 31, 2002. It consists of a formula-based, as amended, $5,000,000 revolving credit facility and an original $6,234,000 term loan, that are collectively secured by substantially all of the Company's domestic assets and the stock of the Company's foreign subsidiaries. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,260,000
US) was reserved for issuance of a standby letter of credit in support of the Company's partial guarantee of ISP's debt. The interest rate on revolving credit borrowings is, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. On July 18, 2002 PNC imposed a 2% per annum surcharge on the interest rates otherwise in effect under the Credit Agreement. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of outstanding debt was due on October 31, 2002. In April 2001, the Company entered into an additional $1,447,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings. At the February 28, 2002 closing of the sale of the assets of the ASP US subsidiary, the Company repaid $1,300,000 of the term loan balance and PNC placed a reserve of $1,200,000 upon the Company's formula-based borrowing that was reduced to $600,000 during the first quarter of 2002. As of December 31, 2001 and March 31, 2002, the Company was not in compliance with certain financial ratio covenants as defined in the Credit Facility. PNC waived the covenant violation existing at December 31, 2001 and March 31, 2002. As of September 30, 2002, the Company was not in compliance with certain financial ratio covenants as modified previously. As the Revolving Credit borrowings were classified as Short-term liabilities on the Company's September 30, 2002 balance sheet due to the maturity on October 31, 2002, the Company declined to request a waiver from PNC as of September 30, 2002. PNC granted the Company a provisional extension of the Credit Facility, pending completion of a written agreement, which was signed on December 16, 2002. On January 15, 2003, the Company completed the sale of the stock of the Polese Company and repaid PNC approximately $2,500,000 of revolving credit borrowings, and approximately $600,000 of term loan indebtedness. On February 11, 2003 the Company and PNC signed an extension of the Credit Facility until April 30, 2003, which amended the maximum revolving advance amount to $2,000,000, and required ACI (the Company's majority preferred shareholder) to post a $400,000 Letter of Credit in the Company's behalf. The Company is current on its payments of all interest and principal under the Credit Facility.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM"), which, as most recently amended on January 29, 2003, expired March 31, 2003. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement, as amended in January 2003, reduced the amount of gold on consignment not to exceed the lesser of 1,375 troy ounces of gold or gold having a market value of $600,000. At December 31, 2002, the Company's obligation under the Gold Consignment Agreement was approximately 1,435 troy ounces of gold valued at approximately $498,000 . The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 10.0% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. The amended facility with FPM is a demand facility and provides that the Company maintain its owned gold of at least 10% of the consignment, and return $5,000 per week in the form of either cash or Gold to FPM through the March 31, 2003 expiration. In order to provide additional collateral to FPM, the Company's preferred stock investors issued a $350,000 standby letter of credit in favor of FPM. Should FPM demand return of the consigned gold and should the Company be unable to replace the consignment facility, there would be a material adverse impact to the Company. The Company is current on its payment of interest on the FPM consignment interest and is maintaining the required Gold levels under the agreement. The Company is currently negotiating an extension on its Gold Consignment Agreement.

In August, 2000, the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,760,000 US) in term and overdraft borrowings secured by ISP's property and equipment and is partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of five to ten years. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,830,000 US) to S$4,000,000 (approximately $2,288,000 US). The reduced guarantee was secured by a standby letter of credit of up to S$4,000,000 issued by PNC Bank in favor of ISP's lenders, which was subject to renewal as of September 2002. In October of 2002 Keppel Tatlee's successor, Overseas Chinese Bank issued instructions to PNC bank to draw this standby letter of credit due to a technical event of default, as defined by ISP's lending agreements, and the Company's inability to renew the standby letter of credit as a result of the maturity of its PNC Credit facilities. PNC made payment under this facility, thereby increasing the Company's debt. The Company has signed a sale agreement for its 50.1% interest in the Singapore based ISP facility and the return of S$4,000,000 in proceeds from the letter of credit drawn in favor of ISP's lender. The sale is expected to close in 2003.

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

On May 20, 2002, the Company and ACI entered into an additional agreement that provided that: the redemption price for the Preferred Stock would not in any event be due prior to April 1, 2003. Accordingly, ACI may demand redemption of the Preferred Stock at any time after April 1, 2003. On July 17, 2002, ACI provided a standby letter of credit of $250,000 as additional collateral required for the Company's Gold Consignment Agreement with FPM. On October 31, 2002, ACI increased the standby letter of credit to $350,000 and extended its expiration date until April 30, 2003 as a condition of the January 29, 2003 amendment to the Gold Consignment Agreement between the Company and FPM . Due to the recent trading level of the Company's common stock and the significant uncertainty about the Company's future liquidity, management has concluded that it is reasonably probable that the above-mentioned Warrant Repurchase Formula will apply and has accrued an amount through December 31, 2002 of $ 3,925,000 pursuant to the formula. During September 2002, the Company notified the ACI investors that it had elected to pass on the semiannual dividend due September 30, 2002. The internal rate of return presently governed by the revised Warrant Repurchase Formula above is higher than the increased dividend rate that would normally result from passing two dividends, and therefore no additional accrual was necessary. The Company has accrued dividends payable of $749,000 through December 31, 2002.

DISCONTINUED OPERATIONS:

The Company completed the sale of the assets of its ASP US business to Rockwood Specialties on February 28, 2002 for gross proceeds of approximately $6,100,000 plus the assumption of certain liabilities by the purchaser. $1,300,000 of the proceeds were used to pay down term debt outstanding under the PNC Term Loan Facility and the balance after severance and professional fees was used to pay the revolving credit borrowings. On May 2, 2002, the Company completed the sale of the stock of ASP BV for cash proceeds of approximately $1,100,000 which were used to pay revolving credit borrowings. The Company has signed an agreement for the sale of its 50.1 % interest in Singapore based ISP in 2003, including a return of the proceeds from a standby letter of credit drawing as described above.

On January 15, 2003. the Company completed the sale of the stock of the Polese Company to Schwarzkopf Technologies Corporation for gross proceeds of approximately $3,800,000. After deducting escrow of approximately $500,000 and paying transaction fees of approximately $200,000, the remaining proceeds of approximately $3,100,000 were used to pay down approximately $600,000 of term debt outstanding to PNC, and approximately $2,500,000 of revolving credit borrowings.

As of December 31, 2002, the Company has recorded accruals for the estimated loss on sale of the Discontinued Operations. Management of the Company believes that the remaining ISP subsidiary has sufficient liquidity from operations and banking facilities, such that no additional funding from continuing operations is anticipated.

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

OUTLOOK

The Company may need additional cash to meet its working capital needs until revenues increase and a return to profitability is achieved. While there is no assurance that funding will be available to support future liquidity needs, the Company is in preliminary discussions with replacement lenders, as well as with current lenders to extend its existing credit facilities which will expire on April 30, 2003 and which have been extended on a provisional basis.

The Company has signed an agreement for the sale of its 50.1% interest in the Singapore based ISP facility and the return of S$4,000,000 letter of credit drawn in favor of ISP's lender. The Company believes the proceeds from successful consummation of these transactions would enable the Company to pay off its bank debt and provide liquidity for the Company to reorganize around its SPM division and continue its operations with the concurrence of its preferred stock investors.

In the event that both short and long-term support from its current lenders and Preferred Stock investors or replacement lenders is not available, the Company is exploring other alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company assets.

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.

FORWARD-LOOKING STATEMENTS:

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industries which the Company serves, the disposition of the discontinued operations and the economic volatility in geographic markets, such as Asia, and the ability of the Company to meet its capital requirements.

ITEM 7(A): QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK:
---------------------------------------------------------------------

Not applicable. - Disclosures required herein are presented in Item 7, Managements Discussion and Analysis.

ITEM 8: FINANCIAL STATEMENTS:
-----------------------------

The Company's consolidated financial statements are set forth herein in Part IV beginning at Page F-1.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE:
---------------------

None.

                                    PART III

ITEMS 10, 11, 12, AND 13: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT,
-------------------------
EXECUTIVE COMPENSATION, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .

The information required by these Items is omitted because the Company will file an amendment to this 10-K with the Commission, not later than 120 days after the end of the fiscal year (December 31, 2002), which information will be herein incorporated by reference as if set out in full.

ITEM 14: CONTROLS AND PROCEDURES:
---------------------------------

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in providing timely material information to them relating to the Company (including its subsidiaries) which is required to be included in the Company's periodic SEC filings.

Since the date of the evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:
-------------------------------------------------------------------------

The following is an index of the financial statements of the Company which are incorporated herein.

(a) (1) Financial Statements:

        Independent Auditor's Report                                                             F-2

        Consolidated  Balance  Sheets as of  December  31, 2002 and 2001                         F-3

        Consolidated Statements of Operations for the Years
        Ended December 31, 2002, 2001 and 2000                                                   F-4

        Consolidated Statements of Shareholders' Equity (Deficiency) for the Years
        Ended December 31, 2002, 2001 and 2000                                                   F-5

        Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2002, 2001 and 2000                                                   F-6

        Notes to Consolidated Financial Statements                                           F-7 - F-25

(a) (2) Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above financial statements or the notes thereto included in this report.

(b) Reports on Form 8-K - None

(a) (3) Exhibits:

3.1            Certificate of Incorporation of the Company (1)

3.2            Amendment to Certificate of Incorporation (1)

3.3            Bylaws of the Company (1)

10.10          (a)   Company's Employee Stock Option Plan (2)

               (b)   Company's Amended Employee Stock Option Plan (3)

10.49          1994 Amendment to Employees' Incentive Stock Option Plan (4)

10.50          1995 Amendment to Employees' Incentive Stock Option Plan (4)

10.58 Joint Venture Agreement dated August 28, 1996 between Semiconductor Alliance Pte Ltd., the Company and International Semiconductor Products Pte Ltd. (5)

10.64 Asset Purchase Agreement by and among Litton Systems, Incorporated and SEMX Corporation, Retconn Incorporated, ST

               Electronics, Inc. and Retconn SPM (Malaysia) SDN.BHD. Dated as of January 26, 1999 and related documents. (6)

10.66 Rights Agreement, dated as of June 15, 1999, between the Company and Continental Stock Transfer and Trust Company (7)

10.68 Employment agreement dated as of August 1, 1999 between the Company and Gilbert D. Raker (8)

10.70 Revolving Credit, Term Loan and Security Agreement between the Company and Subsidiaries and PNC Bank National Association (as agent and lender) dated November 1, 1999 (9)

10.71 Seventh Amendment, Waiver and Modification to the Consignment agreement between Fleet Precious Metal Inc. and SEMX Corporation dated February 1, 2000 (10)

10.72          Form of Intellectual Property Protection Agreement (10)

10.74          Agreement between International Semiconductor Products Pte Ltd.
               and Keppel Tatlee Bank dated August 2000 (11)

10.75 Facility Agreement between International Semiconductor Products Pte Ltd. and Keppel Tatlee Bank Limited dated August 2000 (11)

10.77 Amendment to Certificate of Designation described in Preferred Stock Option Agreement dated June 1, 2000 (12)

10.78 Asset Purchase Agreement among Rockwood Specialties, Inc., Exsil Inc., SEMX Corporation and American Silicon Products, Inc. (13)

10.79 Fifth Amendment to Revolving Credit, Term Loan and Security Agreement between the Company and Subsidiaries and PNC Bank National Association (as agent and lender) dated as of February 27, 2002 (14)

10.80 First Amendment to Gold Consignment Agreement between the Company and Fleet Precious Metals dated July 17, 2002 (15)

10.81 Second Amendment to Gold Consignment Agreement between the Company and Fleet Precious Metals dated August 15, 2002 (15)

22.0           List of Subsidiaries of the Company

23.1 The Consent of Goldstein Golub Kessler LLP, the Company's independent certified pubic accountants, to incorporation by reference to Registration Statement on Form S-8 of their report dated February 3, 2001

99.1           Certification under Section 906 of the Sarbanes-Oxley Act of
               2002.

               (1) Incorporated herein by reference to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on November 1, 1991

               (2) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement No. 33-43640-NY on Form S-18, filed with the Securities and Exchange Commission on December 20, 1991

               (3) Incorporated herein by reference to the Company's Registration Statement No. 33-70876 on Form S-3 filed with the Securities and Exchange Commission on October 28, 1993 and as amended on December 30, 1993, January 20, 1994 and February 7, 1994

               (4) Incorporated herein by reference to the Company's Registration Statement No. 33-93502 on Form SB-2 filed with the Securities and Exchange on June 16, 1995 and as amended on July 19, 1995 and July 26, 1995

               (5) Incorporated by reference to the Company's 10-QSB filed for the quarter ended September 30, 1996

               (6) Incorporated by reference to the Company's Annual Report for the year ended December 31, 1998, filed with the Securities and Exchange Commission on April 15, 1999

               (7) Incorporated by reference to the Company's Form 8-K filed June 24, 1999

               (8) Incorporated by reference to the Company's 10-Q filed for the second quarter ended June 30, 1999

               (9) Incorporated by reference to the Company's 10-Q filed for the third quarter ended September 30, 1999

               (10) Incorporated by reference to the Company's Annual Report for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000

               (11) Incorporated by reference to Company's 10-K Report for the year ended December 31, 2000 filed with the Commissioner on March 23, 2001

               (12) Incorporated by reference to the Company's 10-Q filed for the third quarter ended September 30, 2001

               (13) Incorporated by reference to the Company's 8-K filed March 7, 2002

               (14) Incorporated by reference to the Company's 10-K for the year ended December 31, 2001 filed with the Commissioner on April 4, 2002

               (15) Incorporated by reference to the Company's 10-Q filed for the second quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                SEMX CORPORATION
                                  (Registrant)


                      By: /s/ Gilbert D. Raker
                      ------------------------
                          Gilbert D. Raker, Chairman of the Board of
                          Directors, Director and Acting Chief Financial Officer

Dated: April 14, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


/s/ Gilbert D. Raker
--------------------                                        April 14, 2003
Gilbert D. Raker, Chairman of
the Board


/s/ Mark A. Pinto
-----------------                                           April 14, 2003
Mark A. Pinto, Director


/s/ John U. Moorhead, II
------------------------                                    April 14, 2003
John U. Moorhead, II, Director


/s/ Kevin A. Penn
-----------------                                           April 14, 2003
Kevin A. Penn, Director


/s/ Douglas S. Holladay, Jr.                                April 14, 2003
----------------------------
Douglas S. Holladay, Jr., Director

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gilbert D. Raker certify that:

1.   I have reviewed this annual report on Form 10-K of SEMX Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involved management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 14, 2003

                                       By: /s/ Gilbert D. Raker
                                       -----------------------------------------
                                           Gilbert D. Raker,
                                           Chairman and Chief Executive Officer,
                                           Acting Chief Financial Officer

                        SEMX CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS
================================================================================

Independent Auditor's Report                                              F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001              F-3

Consolidated Statements of Operations for the Years Ended
         December 31, 2002, 2001 and 2000                                 F-4

Consolidated Statements of Shareholders' Equity (Deficiency)
for the Years Ended December 31, 2002, 2001 and 2000                      F-5

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2002, 2001 and 2000                                 F-6

Notes to Consolidated Financial Statements                            F-7 - F-25









                                      -F1-

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
SEMX Corporation

We have audited the accompanying consolidated balance sheets of SEMX Corporation and Subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SEMX Corporation and Subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expired on March 31, 2003, has a banking arrangement that expires on April 30, 2003 and the Company's preferred shareholder currently has the ability to redeem the preferred stock for cash in an amount that would exceed available funds. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 7, 2003, except for Notes 11 and 17 as to which the date is March 31, 2003 and Notes 2 and 12 as to which the date is April 14, 2003


                                      -F2-

                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
================================================================================

DECEMBER 31,                                                                                              2002             2001
---------------------------------------------------------------------------------------------------    ------------    -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                             $   1,202       $     395
   Accounts receivable, less allowance for doubtful accounts of $46 and $857, respectively                   1,842           3,415
   Inventories                                                                                               1,958           5,629
   Assets attributable to discontinued operations - Wafer Reclaim Services Group                             9,930           6,921
   Assets attributable to discontinued operations - Polese Company                                          13,406               -
   Escrow receivable                                                                                           310               -
   Income tax refunds receivable                                                                               519           1,745
   Deferred income tax assets                                                                                    -           1,270
   Prepaid expenses and other current assets                                                                 1,251             817
---------------------------------------------------------------------------------------------------    ------------    -------------
TOTAL CURRENT ASSETS                                                                                        30,418          20,192
---------------------------------------------------------------------------------------------------    ------------    -------------
   Property, Plant and Equipment, net                                                                        5,373          22,674
---------------------------------------------------------------------------------------------------    ------------    -------------
Other Assets:
   Net non-current assets attributable to discontinued operations                                                -           7,213
   Goodwill                                                                                                      -           1,514
   Technology rights and intellectual property                                                                   -           1,574
   Deferred income tax assets, net of valuation allowance of $6,240 and $2,453, respectively                     -           2,351
   Other                                                                                                         3             705
---------------------------------------------------------------------------------------------------    ------------    -------------
TOTAL OTHER ASSETS                                                                                               3          13,357
---------------------------------------------------------------------------------------------------    ------------    -------------
TOTAL ASSETS                                                                                             $  35,794       $  56,223
---------------------------------------------------------------------------------------------------    ------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
   Current Liabilities:
     Accounts payable                                                                                    $   1,440       $   3,390
     Accrued expenses                                                                                        1,774           1,907
     Wafer Reclaim Services Group liabilities to be assumed by purchaser                                     7,292           8,022
     Polese Company liabilities to be assumed by purchaser                                                  10,517               -
     Accrued obligations to repurchase warrants issued to preferred shareholders                             3,925               -
     Current portion of long-term debt and short-term obligations                                            6,764           8,147
     Current portion of obligations under capital leases                                                       261           1,778
---------------------------------------------------------------------------------------------------    ------------    -------------
TOTAL CURRENT LIABILITIES                                                                                   31,973          23,244
---------------------------------------------------------------------------------------------------    ------------    -------------
Long-term debt                                                                                                   -           2,420
Non-current potion of obligations under capital leases                                                         176           3,172
---------------------------------------------------------------------------------------------------    ------------    -------------
TOTAL LIABILITIES                                                                                           32,149          28,836
---------------------------------------------------------------------------------------------------    ------------    -------------
Redeemable Preferred Stock:
Preferred stock - $.10 par value; authorized 1,000,000 shares;
   designated as Series B Preferred Stock: $100 stated value; 100,000 shares issued and
   outstanding                                                                                               9,257           9,283
Commitments and Contingencies
Common Shareholders' Equity (Deficiency):
   Common stock - $.10 par value;  authorized  20,000,000  shares,  issued 6,668,503 and 6,663,503
   shares, respectively                                                                                        667             666
   Additional paid-in capital                                                                               30,453          30,136
   Accumulated other comprehensive income                                                                        1              25
   Accumulated deficit                                                                                     (36,514)        (12,504)
---------------------------------------------------------------------------------------------------    ------------    -------------
                                                                                                            (5,393)         18,323
Less treasury stock: 337,800 shares at cost                                                                   (219)           (219)
---------------------------------------------------------------------------------------------------    ------------    -------------
TOTAL COMMON SHAREHOLDERS' EQUITY (DEFICIENCY)                                                              (5,612)         18,104
---------------------------------------------------------------------------------------------------    ------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)                                                  $  35,794       $  56,223
---------------------------------------------------------------------------------------------------    ------------    -------------

    The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                      -F3-

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share amounts)
================================================================================


YEAR ENDED DECEMBER 31,                                                                  2002              2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                           $    13,456       $    13,709       $    17,470
Cost of goods sold                                                                       10,488             9,901            11,326
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                              2,968             3,808             6,144
Selling, general and administrative expenses                                             (6,176)           (6,294)           (6,141)
Other operating income                                                                       49              --                --
------------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                  (3,159)           (2,486)                3
Interest expense - net                                                                     (372)             (345)             (335)
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before benefit for income taxes                          (3,531)           (2,831)             (332)
Provision (benefit) for income taxes                                                      2,951              (914)             (118)
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                          (6,482)           (1,917)             (214)
Discontinued operations:
   Income (loss) from discontinued operations, net of provision (benefit) for
                        income taxes                                                    (12,742)          (16,498)            2,828
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                       (19,224)          (18,415)            2,614
Preferred stock dividends and accretion                                                  (4,786)             (804)             (473)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common shareholders                               $   (24,010)      $   (19,219)      $     2,141
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - basic:
   Loss from continuing operations                                                  $     (1.78)      $      (.43)      $      (.11)
   Income (loss) from discontinued operations                                       $     (2.01)      $     (2.61)      $       .45
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - basic                                              $     (3.79)      $     (3.04)      $       .34
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - diluted:
   Loss from continuing operations                                                  $     (1.78)      $      (.43)      $      (.11)
   Income (loss) from discontinued operations                                       $     (2.01)      $     (2.61)      $       .43
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) per common share - diluted                                            $     (3.79)      $     (3.04)      $       .32
------------------------------------------------------------------------------------------------------------------------------------
Shares used in computing income (loss) per common share:
------------------------------------------------------------------------------------------------------------------------------------
   Basic                                                                                  6,330             6,325             6,213
------------------------------------------------------------------------------------------------------------------------------------
   Diluted                                                                                6,330             6,325             6,601
------------------------------------------------------------------------------------------------------------------------------------

    The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

                                      -F4-

                        SEMX CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                             (Dollars in thousands)
================================================================================

                                                                                 ADDITIONAL     ACCUMULATED OTHER
                                                            COMMON STOCK           PAID-IN        COMPREHENSIVE
                                                         SHARES       AMOUNT       CAPITAL        INCOME (LOSS)
Balance at January 1, 2000                             6,396,241      $  640       $  28,296         $  (611)
Proceeds from exercise of stock options                  153,929          16             369               -
Issuance of shares for acquisitions                       94,958           9           1,416               -
Issuance of common stock warrants                              -           -             250               -
Common stock warrants issuance costs                           -           -            (110)              -
Dividends and cost accretion on preferred stock                -           -            (123)              -
Comprehensive Income:
   Net Income                                                  -           -               -               -
   Foreign currency translation adjustment - net of
   deferred taxes                                              -           -               -            (111)
Total comprehensive income                                     -           -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                           6,645,128         665          30,098            (722)
Proceeds from exercise of stock options                   18,375           1              38               -
Purchase of treasury stock                                     -           -               -               -
Dividends and cost accretion on preferred stock                -           -               -
Adjustment for disposal of discontinued operations             -           -               -             722
Comprehensive Loss:
   Net Loss                                                    -           -               -               -
   Foreign Currency Translation Adjustment - net of
   deferred taxes                                              -           -               -              25
   Total comprehensive loss                                    -           -               -               -
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                           6,663,503         666          30,136              25
Proceeds from exercise of stock options                    5,000           1               7               -
Warrants issued                                                -           -             310               -
Dividends and cost accretion on preferred stock                -           -               -               -
Comprehensive Loss:
    Net Loss                                                   -           -               -               -
    Foreign Currency Translation Adjustment                    -           -               -             (24)
    Total comprehensive loss
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                           6,668,503      $  667       $  30,453         $     1
                                                          RETAINED                                      TOTAL
                                                          EARNINGS                                  SHAREHOLDERS'
                                                        (ACCUMULATED         TREASURY STOCK             EQUITY
                                                          DEFICIT)         SHARES        AMOUNT      (DEFICIENCY)
Balance at January 1, 2000                               $   4,451        (334,600)      $ (212)       $   32,564
Proceeds from exercise of stock options                          -               -            -               385
Issuance of shares for acquisitions                              -               -            -             1,425
Issuance of common stock warrants                                -               -            -               250
Common stock warrants issuance costs                             -               -            -              (110)
Dividends and cost accretion on preferred stock               (350)              -            -              (473)
Comprehensive Income:
   Net Income                                                2,614               -            -                 -
   Foreign currency translation adjustment - net of
   deferred taxes                                                -               -            -
Total comprehensive income                                       -               -            -             2,503
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                 6,715        (334,600)        (212)           36,544
Proceeds from exercise of stock options                          -               -            -                39
Purchase of treasury stock                                       -          (3,200)          (7)               (7)
Dividends and cost accretion on preferred stock               (804)              -            -              (804)
Adjustment for disposal of discontinued operations               -               -            -               722
Comprehensive Loss:
   Net Loss                                                (18,415)              -            -                 -
   Foreign Currency Translation Adjustment - net of
   deferred taxes                                                -               -            -                 -
   Total comprehensive loss                                      -               -            -           (18,390)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                               (12,504)       (337,800)        (219)           18,104
Proceeds from exercise of stock options                          -               -            -                 8
Warrants issued                                                  -               -            -               310
Dividends and cost accretion on preferred stock             (4,786)              -            -            (4,786)
Comprehensive Loss:
    Net Loss                                               (19,224)              -            -                 -
    Foreign Currency Translation Adjustment                                      -            -                 -
    Total comprehensive loss                                                                              (19,248)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                             $ (36,514)       (337,800)      $ (219)       $   (5,612)

    The accompanying notes and independent auditor's report should be read in conjunction with the financial statements


                                      -F5-

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
================================================================================

YEAR ENDED DECEMBER 31,                                                                 2002             2001             2000
--------------------------------------------------------------------------------    -------------    -------------    -------------
Cash flows from operating activities:
   Net income (loss)                                                                   $(19,224)        $ (18,415)       $   2,614
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Loss on disposal of discontinued operations - net of income tax benefit               5,940           11,534                -
     Goodwill impairment                                                                   1,514                -                -
     Depreciation and amortization of property, plant and equipment                        3,310            6,919            5,438
     Amortization of intangibles                                                             134              986              619
     Provision (benefit) for deferred income taxes,                                        4,161           (1,736)           1,013
     Minority interest in subsidiary income (loss)                                             -             (220)             287
     Loss on disposal of property, plant and equipment                                        123            1,205
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                               75            6,617           (3,923)
     (Increase) decrease in inventories                                                     2,281           1,139           (2,067)
     (Increase) decrease in income tax refunds receivable                                   1,226          (1,745)               -
     (Increase) decrease in prepaid expenses and other current assets                       (673)             355             (661)
     Increase in net assets of discontinued operation                                     (2,288)
     Increase (decrease) in accounts payable                                               1,196           (1,599)           2,141
     Increase (decrease) in accrued expenses                                                (155)            (825)             353
     Decrease in income taxes payable                                                          -             (131)            (440)
--------------------------------------------------------------------------------    -------------    -------------    -------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                (2,380)           4,084            5,374
--------------------------------------------------------------------------------    -------------    -------------    -------------
Cash flows from investing activities:
     Purchase of property and equipment                                                   (1,091)          (4,298)         (13,218)
     Proceeds from sale of property and equipment                                              -              225                -
     Payments for acquisition of subsidiaries, net of cash acquired                            -                -           (1,858)
     Proceeds from sale of subsidiaries, net of related costs                              6,366                -                -
     (Increase) decrease in other assets                                                     375            2,264             (741)
--------------------------------------------------------------------------------    -------------    -------------    -------------
       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 5,650           (1,809)         (15,817)
--------------------------------------------------------------------------------    -------------    -------------    -------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                                   8               39              385
     Net proceeds under revolving credit lines                                             1,923            1,224            1,906
     Payments under capital leases                                                        (1,128)          (2,658)          (2,184)
     Payments of long-term debt                                                           (3,465)          (3,033)          (2,546)
     Proceeds from long-term debt                                                            199            2,363            4,918
     Net proceeds from issuance of preferred stock                                             -                -            9,100
     Payment of dividends on preferred stock                                                   -             (600)            (201)
     Purchase of treasury stock                                                                -               (7)               -
--------------------------------------------------------------------------------    -------------    -------------    -------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (2,463)          (2,672)          11,378
--------------------------------------------------------------------------------    -------------    -------------    -------------
     Effect of foreign translation on cash                                                     -                -              (51)
--------------------------------------------------------------------------------    -------------    -------------    -------------
     Net increase (decrease) in cash and cash equivalents                                    807             (397)             884
     Cash and cash equivalents at beginning of year                                          395            1,300              416
     Less cash reclassification to net assets of discontinued operations                       -             (508)               -
--------------------------------------------------------------------------------    -------------    -------------    -------------
     Cash and cash equivalents at end of year                                          $   1,202        $     395        $   1,300
================================================================================    =============    =============    =============
Supplemental disclosures of cash flow information:
     Cash paid during the year for:
        Interest                                                                       $     382        $   1,756        $   1,626
                                                                                    =============    =============    =============
        Income taxes                                                                   $       -        $     272        $   1,468
                                                                                    =============    =============    =============
Supplemental schedule of noncash investing and financing activities:
      Accrued warrant repurchase obligation                                            $   3,925        $       -        $       -
                                                                                    =============    =============    =============
     Machinery and equipment, net of trade-in, acquired under capital leases           $       -        $   2,976        $     991
                                                                                    =============    =============    =============
     Intellectual property rights acquired with restricted common stock                $       -        $       -        $   1,000
                                                                                    =============    =============    =============
     Acquisition finders' fee paid with nonqualified stock options                     $       -        $       -        $     426
                                                                                    =============    =============    =============

    The accompanying notes and independent auditor's report should be read in conjunction with the financial statements

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

     SEMX Corporation ("SEMX") and its subsidiaries principally manufacture interconnect products and materials for critical components and other specialized microelectronic devices and systems. The Company was also engaged in reclaiming of silicon test wafers for the semiconductor industry, which business was discontinued in 2001, as well as the manufacture of microelectronic ceramic products and packages, which business was discontinued in 2002 (see Note 4).

     In conjunction with a strategy to focus on its core business, in the fourth quarter of 2001 the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The Company's Wafer Reclaim Services Group reclaimed silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia. The discontinued Wafer Reclaim Services Group included the Company's American Silicon Products, Inc. ("ASP"), American Silicon Products B.V. ("ASP B.V.") and 50.1% owned International Semiconductor Products Pte Ltd. ("ISP") business units. The Company completed the sale of the assets and selected liabilities of its North American operations (ASP) on February 28, 2002, and the sale of stock of its European operations (ASP
     BV) on May 2, 2002. The Company signed a tentative sale agreement on February 17, 2003 for its ISP business unit. The sale is expected to be completed in 2003.

     In the third quarter of 2002, the Company's Board of Directors made a decision to discontinue the operations of Polese Company, Inc. ("Polese Company"). The Polese Company manufactured microelectronic ceramic products. The Company completed the sale of the stock of the Polese Company on January 15, 2003.

     As of December 31, 2002 SEMX operates in one principal segment: semiconductor packaging materials. The Semiconductor Packaging Materials Group consists of Semiconductor Packaging Materials Company ("SPM") and its overseas subsidiaries Semiconductor Materials S.A.R.L. ("S.A.R.L."), SPM(M) SDN.BHD ("SPM(M)"), and SPM Tape on Reel Industries (M) SDN. BHD. ("SPM TOR").

     Revenue from the sale of products is recognized at the date of shipment to customers. The Company's products are manufactured to specifications and shipped pursuant to customers' purchase orders wherein title and risk of loss passes to the customer at the time of shipment.

     The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     The Company maintains cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any loss on these accounts.

     The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation adjustments, net of deferred taxes, is reflected as a separate component of shareholders' equity (deficiency) until there is a sale or liquidation of the underlying foreign investment. Amounts related to ISP have been reclassified to assets and liabilities attributable to discontinued operations.

                                      -F7-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

     Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay, and current economic trends. The Company writes off accounts receivable against the allowance when a balance is determined to be uncollectible.

     Inventories include raw materials, labor and manufacturing expenses and are stated at the lower of cost, determined by the first-in, first-out method, or market.

     Deferred income taxes arise from differences in bases between income tax reporting and financial reporting (see Note 10).

     Depreciation and amortization of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets with selected higher valued assets having various residual values.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates by management affecting the reported amounts of assets and liabilities and revenue and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     For comparability, certain 2000 and 2001 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2002, including the adjustments necessary to conform to the discontinued operations presentation of the Wafer Reclaim Services Group and the Polese Company.

     The excess of cost over the fair value of net assets acquired (goodwill), amounting to approximately $0 and $1,775 at December 31, 2002 and 2001, respectively, was being amortized over periods ranging from 15 to 40 years using the straight-line method (see Note 3). Accumulated amortization at December 31, 2002 and 2001 was approximately $0 and $261, respectively. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," as of January 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and certain other intangible assets. It also requires a test for impairment of these assets at least annually, as well as a transitional goodwill impairment test within six months from the date of adoption. In accordance with the transitional impairment test the Company has completed its initial assessment of fair value of its business units. The testing indicated that the book value was in excess of the fair value of its Polese Company business unit, which was an indicator that there may be impairment present. As a result of entering into negotiations for the sale of the Polese Company subsidiary leading to the signing of a letter of intent, the Company recorded an impairment of the Polese Company goodwill effective as of September 30, 2002 in the amount of $1,514 due to the expected loss on the transaction.

     SFAS No. 142 also requires disclosure of what net income (loss) would have been in all periods presented had SFAS No. 142 been in effect. The following table is provided to disclose what net loss would have been had SFAS No. 142 been adopted in prior periods:


                                      -F8-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================


                                                                         For the Year Ended
                                                                            December 31,
                                                               2002             2001            2000
                                                            ----------       ----------       ---------
Reported loss from continuing operations                    $   (6,482)      $   (1,917)      $    (214)
   Income (loss) from discontinued operations                  (12,742)         (16,498)          2,828
Add back: Goodwill amortization included in
discontinued operations, net of tax benefit                       --                344             344
                                                            ----------       ----------       ---------
Adjusted net income (loss)                                     (19,224)         (18,071)          2,958
Preferred Stock Dividends and Accretion                         (4,786)            (804)           (473)
                                                            ----------       ----------       ---------
NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS         $  (24,010)      $  (18,875)      $   2,485
                                                            ==========       ==========       =========

Net income (loss) per common share - basic
   Adjusted net loss from continuing operations             $    (1.78)      $     (.43)      $    (.11)
   Adjusted net income (loss) from discontinued operations  $    (2.01)      $    (2.55)      $     .51
                                                            ----------       ----------       ---------
   Adjusted net income (loss) per common share              $    (3.79)      $    (2.98)      $     .40
                                                            ----------       ----------       ---------
Net income (loss) per common share - diluted
   Adjusted net loss from continuing operations             $    (1.78)      $     (.43)      $    (.10)
   Adjusted net income (loss) from discontinued operations  $    (2.01)      $    (2.55)      $     .48
                                                            ----------       ----------       ---------
   Adjusted net income (loss) per common share              $    (3.79)      $    (2.98)      $     .38
                                                            ==========       ==========       =========

     Technology rights, proprietary rights and intellectual property, amounting to approximately $2,343 at December 31, 2001, were being amortized over periods ranging from 11 to 17 years using the straight-line method. Accumulated amortization at December 31, 2001 was approximately $769. These rights and intellectual property are included in Assets Attributable to Discontinued Operations - Polese Company in 2002. The Company reviews the carrying value of long-lived assets for impairment, periodically or whenever events or changes in circumstances indicate that the amounts may not be recoverable. The review for recoverability includes an estimate by the Company of the future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. An impairment will be recognized if the carrying value of the assets exceeds the estimated future undiscounted cash flows of those assets. Since the proceeds from the sale of the Wafer Reclaim Services Group and Polese company were less than the net carrying value, an impairment was recognized as a loss on disposal for these operations. See Note 4.

     The Company elected to measure compensation cost using Accounting Principles Board Opinion No. 25 as is permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected to comply with other provisions and the disclosure only requirements of SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net income (loss) and earnings (loss) per common share for the years ended December 31, 2002, 2001 and 2000 would approximate the pro forma amounts indicated in the table below:

                                      -F9-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

YEAR ENDED DECEMBER 31,                                                  2002               2001               2000
----------------------------------------------------------------    ---------------    ---------------    ---------------
Net income (loss) attributable to common shareholders
- as reported                                                          $(24,010)           $(19,219)        $    2,141
Total stock-based employee compensation expense determined
under fair value based method - net of income tax                          (437)               (401)              (370)
----------------------------------------------------------------    ---------------    ---------------    ---------------
Net income (loss) attributable to common shareholders
- pro forma                                                            $(24,447)           $(19,620)        $    1,771
================================================================    ===============    ===============    ===============
Earnings (loss) per share - as reported:
   Basic                                                               $  (3.79)           $  (3.04)        $      .34
   Diluted                                                             $  (3.79)           $  (3.04)        $      .32
================================================================    ===============    ===============    ===============
Earnings (loss) per share - pro forma:
   Basic                                                               $  (3.86)           $  (3.10)        $      .29
   Diluted                                                             $  (3.86)           $  (3.10)        $      .27
================================================================    ===============    ===============    ===============

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the years ended December 31, 2001 and 2000, respectively: expected volatility of 55.54% and 85.11%, respectively; risk-free interest rates of 3.9%, and 6.09%, respectively; and expected lives of 3.7 years and 4.3 years, respectively. No stock option grants were issued during 2002.

Basic earnings per common share are computed using the weighted-average number of shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. Incremental shares of 387,198 in 2000 were used in the calculation of diluted earnings per common share. No incremental shares were used in the 2002 and 2001 calculation of diluted earnings per common share since they would have had an antidilutive effect. Net income (loss) available to common shareholders reflects preferred stock dividends and the accretion of costs related to the issuance of the Company's Redeemable Preferred Stock on June 1, 2000.

In June 2001, SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS No. 143 will have a material impact on its financial position or results of operations.

In July 2002, SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued. This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31,2002. The Company does not believe that SFAS No. 146 will have a material impact on its financial position or results of operations.

The Company does not believe that any recently issued but not yet effective accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

                                      -F10-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

2.   FINANCIAL RESULTS AND LIQUIDITY:

The Company's independent public accountants have included a going concern explanatory paragraph in their audit report accompanying the December 31, 2002 audited consolidated financial statements. The paragraph states that the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expired on March 31, 2003, has a banking arrangement that expires on April 30, 2003 and that the Company's preferred shareholder currently has the ability to redeem the preferred stock for cash in an amount that would exceed available funds, which raise substantial doubt about the Company's ability to continue as a going concern. The report identifies the fact that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

In January 2003 the Company completed the sale of its Polese Company subsidiary. In addition the Company has signed an agreement for the sale of its 50.1% interest in the Singapore based ISP facility and the return of S$4,000 ($2,288) from a letter of credit drawn in favor of ISP's lender that occurred in October 2002.

The Company anticipates that the proceeds from the consummation of these transactions will enable the Company to pay off its bank debt and provide liquidity. The Company expects, provided it can attain the concurrence of the preferred shareholders, to reorganize around its SPM division and continue its operations.

The Company's continuing operations incurred net losses of $ 1,917 during the year ended December 31, 2001 and $6,482 during the year ended December 31, 2002. These results are primarily attributable to a decrease in sales combined with increased professional fees during 2002 as a result of the Company's troubled financial situation and various sales transactions taking place during the year. Although the Company has initiated various cost reduction programs including headcount reductions, salary freezes and shifting production overseas in response to the sharp declines in revenues, the Company's fixed manufacturing, facilities costs and public company expenses are such that profitability was not achieved in these periods.

The Company may need additional cash to meet its working capital needs until revenues increase, additional cost reductions take place and a return to profitability is achieved. The Company's revolving credit facility, which will expire on April 30, 2003, is collateralized by substantially all of the Company's domestic assets. Due to revenue declines during 2002, the Company's eligible accounts receivable and inventory have decreased thereby limiting the Company's ability to borrow under its credit facilities. Further, the Company has a gold consignment lending agreement that provides for the supply of gold used in the Company's manufacturing process, which expired on March 31, 2003. While there is no assurance that funding will be available to support future liquidity needs, the Company's lenders have extended the credit facilities on a provisional basis, and the Company is currently working to obtain further extensions on both of its lending arrangements.

The Company's Series B Preferred Stock Agreements contain a provision that currently allows the preferred shareholders to redeem the stock for cash on April 3, 2003. In addition, the Warrant repurchase formula would require an additional amount, currently $3,925, to be paid to the shareholders on January 3, 2003 if the Company's common stock did not trade at $5.00 for 20 consecutive trading days during a specified period in 2002, or in the event of a bankruptcy or change in control. This amount has been accrued at December 31, 2002. As of April 14, 2003, the investors have not called for redemption of the Preferred Stock. In the event that both short and long-term support from its current or replacement lenders and from its Preferred Stock investors is not available, the Company is exploring alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company's assets.

On March 10, 2003 the NASDAQ National Market Exchange delisted SEMX's Common Stock due to the Company's failure to comply with the NASDAQ requirements as to minimum market value of publicly held


                                     -F11-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

securities or minimum bid price per share. The Company's Common Stock is now traded on the Over-the-Counter Bulletin Board (OTCBB).

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The Company and the prospective purchaser of ISP are working diligently towards a close as soon as practicable, the proceeds of which will be used to repay debt and provide additional liquidity to the remaining business. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.

3.   ACQUISITIONS:

On May 1, 2000, the Company's Polese subsidiary purchased the technology and assets of Engelhard Corporation's ("Engelhard") electroless gold plating business in Anaheim, CA for total cash consideration of $317. In addition, a finders' fee consisting of non-qualified stock options to purchase 40,000 shares of SEMX common stock, valued at $426 was recorded. The fair value of assets acquired, including $426 allocated to goodwill, amounted to $743. Electroless gold plated deposits satisfy manufacturing requirements for wire bonding, die-attachment and corrosion resistance, but eliminate many of the design restrictions brought about by conventional electrolytic gold plating. Polese Company vacated the Anaheim premises as of July 31, 2000 and has completed the integration of the electroless gold plating operations into Polese Company's existing facilities as of October 2000.

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

4.   DISCONTINUED OPERATIONS:

In conjunction with a strategy to focus on its core business, during the fourth quarter of 2001, the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. Accordingly, the Company reported the results of operations of the Wafer Reclaim Services Group and the expected loss on disposal as discontinued operations.

On February 28, 2002, the Company completed the sale of the assets of its Wafer Reclaim Services Group's ASP US subsidiary for cash proceeds of approximately $6,241. An escrow receivable for $300 is currently recorded on the Company's December 31, 2002 Balance Sheet related to this sale, pending resolution of disputed items between the seller and buyer. In May 2002, the Company completed the sale of the stock of ASP BV for cash proceeds of approximately $1,167. The Company expects to complete the sale of ISP in 2003.

                                     -F12-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

During the third quarter of 2002, the Company's Board of Directors made a decision to discontinue the operations of the Polese Company. Accordingly, the Company reported the results of operations of the Polese Company as discontinued operations. In January 2003, the Company completed the sale of the stock of the Polese Company for approximately $3,855. An escrow receivable of $532 will be recorded upon the Company's January 31, 2003 Balance Sheet related to this sale, pending resolution of disputed items between the seller and buyer.

       Certain information with respect to discontinued operations is summarized below:


YEAR ENDED DECEMBER 31,                                                             2002              2001             2000
---------------------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Net revenue - discontinued operations                                               $23,192        $   41,681       $   56,619
---------------------------------------------------------------------------- -- ------------- --- ------------- -- -------------
   Income (loss) before income taxes and minority  interest in consolidated
     subsidiary                                                                      (6,802)           (7,311)           4,812
   Income tax (benefit) expense                                                           -            (2,567)           1,697
   Minority interest in income (loss) of consolidated subsidiary                          -              (220)             287
---------------------------------------------------------------------------- -- ------------- --- ------------- -- -------------
Income (loss) from discontinued operations, net                                      (6,802)           (4,964)           2,828
Loss on disposal of discontinued  operations,  net of income tax benefit of
   $540 and $4,911, respectively                                                     (5,940)          (11,534)               -
---------------------------------------------------------------------------- -- ------------- --- ------------- -- -------------
   Income (loss) from discontinued operations                                    $  (12,742)       $  (16,498)      $    2,828
---------------------------------------------------------------------------- -- ------------- --- ------------- -- -------------
   Income (loss) per common share - basic:
     Discontinued operations                                                     $    (1.07)       $     (.79)      $      .46
     Loss on disposal                                                            $     (.94)       $    (1.82)      $        -
---------------------------------------------------------------------------- -- ------------- --- ------------- -- -------------
   Income (loss) per common share - diluted:
     Discontinued operations                                                     $    (1.07)       $     (.79)      $      .43
     Loss on disposal                                                            $     (.94)       $    (1.82)      $        -
---------------------------------------------------------------------------- -- ------------- --- ------------- -- -------------

Assets attributable to discontinued operations and liabilities to be assumed by purchaser, at net realizable value, in 2001, relate to the Wafer Reclaim
Services Group. The 2002 assets attributable to discontinued operations and liabilities to be assumed by purchaser, at net realizable value, relate to the Polese Company, which was sold in January 2003 and ISP, which is scheduled for sale in 2003.

The charge recorded during 2001 for loss on disposal of the Wafer Reclaim
Services Group includes the following:


YEAR ENDED DECEMBER 31,                                                                    2001
--------------------------------------------------------------------------------- -- -----------------
Carrying value of net assets in excess of anticipated proceeds                            $15,525
Expenses of asset disposal and anticipated  operating loss of $320 from December
31, 2001 through the estimated date of disposal                                               920
--------------------------------------------------------------------------------- -- -----------------
Loss on disposal before income tax benefit                                                 16,445


                                     -F13-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

Income tax benefit                                                                          4,911
--------------------------------------------------------------------------------- -- -----------------
Loss on disposal                                                                       $   11,534
--------------------------------------------------------------------------------- -- -----------------

The charge recorded during 2002 for loss on disposal of the Polese Company and adjustment to the loss on disposal of the Wafer Reclaim Services Group includes the following:

YEAR ENDED DECEMBER 31,                                                                    2002
--------------------------------------------------------------------------------- -- -----------------
Carrying value of net assets in excess of anticipated proceeds                         $    5,527
Expenses of asset disposal                                                                    953
--------------------------------------------------------------------------------- -- -----------------
Loss on disposal before income tax benefit                                                  6,480
Income tax benefit                                                                            540
--------------------------------------------------------------------------------- -- -----------------
Loss on disposal                                                                       $    5,940
--------------------------------------------------------------------------------- -- -----------------


5.       INVENTORIES:

       The components of inventories are as follows:

DECEMBER 31,                             2002               2001
-------------------------------     ---------------    ---------------
Raw materials                          $    863           $  2,574
Work-in-process                             602              1,851
Finished goods                              493              1,204
-------------------------------     ---------------    ---------------
                                       $  1,958           $  5,629
                                    ===============    ===============

The Company has a consignment arrangement with a bank, as described in Note 11, which provides for the leasing of precious metals by the Company. The Company pays for these precious metals based on actual usage. Inventories in the amount of $1,382 were reclassified to discontinued operations in 2002.



6.       PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment, at cost, consists of the following:

                                                                                                       ESTIMATED
DECEMBER 31,                                                     2002                2001             USEFUL LIFE
--------------------------------------------------------    ---------------     ---------------    ------------------
Land                                                          $     456           $   1,976
Buildings and leasehold improvements                              2,749               7,552         1.5 to 39 years



                                     -F14-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

Machinery and equipment                                          11,184              30,397          3 to 15 years
Construction-in-progress                                              -                  31
--------------------------------------------------------    ---------------     ---------------
                                                                 14,389              39,956
Less accumulated depreciation and amortization                    9,016              17,282
--------------------------------------------------------    ---------------     ---------------
Property, plant and equipment, net                            $   5,373           $  22,674
                                                            ===============     ===============

Net Property, Plant and Equipment in the amount of $9,969 and $19,366 was reclassified to discontinued operations in 2002 and 2001, respectively.

Included in machinery and equipment are approximately $1,275 and $11,080 at December 31, 2002 and 2001, respectively, of property acquired under capital leases. Amortization of these assets is included in depreciation and amortization expense. Accumulated amortization of these assets amounted to approximately $643 and $2,544 at December 31, 2002 and 2001, respectively. The property held under these leases is collateral for the related capital lease obligations described in Note 9. Included in machinery and equipment and in leasehold improvements are $50 and $15, respectively, of capitalized interest for the year ended December 31, 2001.

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

7.       ACCRUED EXPENSES:

       Accrued expenses consist of the following:

                DECEMBER 31,                                                               2002               2001
                ------------------------------------------------------------------    ---------------     --------------
                Accrued payroll, bonuses and vacations                                    $   331             $   681
                Accrued preferred stock dividends                                             749                 149
                Other (all amounts are less than 5% of total current liabilities)             694               1,077
                                                                                      ---------------     --------------
                                                                                          $ 1,774             $ 1,907
                                                                                      ===============     ==============


8.       LONG-TERM DEBT AND SHORT-TERM OBLIGATIONS:

       Long-term debt and short-term obligations consist of the following:

DECEMBER 31,                                                   2002                2001
------------------------------------------------------     --------------     ---------------
Term loan (a) (d)                                            $   2,365          $   5,824
Line of credit (b) (d)                                           4,134              2,211
Term loan (c) (e)                                                    -              2,449
Other                                                              265                 83
------------------------------------------------------     --------------     ---------------



                                     -F15-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

------------------------------------------------------     --------------     ---------------
Total long-term debt and short-term obligations                  6,764             10,567
Less current maturities                                          6,764              8,147
------------------------------------------------------     --------------     ---------------
Long-term debt                                               $       -          $   2,420
                                                           ==============     ===============

(a) The Company entered into a Term Loan and Security Agreement (and a revolving credit agreement discussed in (b)) in November 1999 with PNC Bank N.A. ("PNC") which had a three-year term and is secured by substantially all of the Company's domestic assets. The term loan interest, at the Company's option, is based on either prime plus 1/2% or a floating Eurodollar rate plus an additional margin of 3%. This rate increased an additional 2% due to the Company's default of certain covenants. At December 31, 2002, the interest rate was 6.75%. The term loan is payable in equal monthly installments of $74. The term loan was extended through April 30, 2003.

(b) Pursuant to the November 1999 financing with PNC, the Company entered into a Revolving Credit Borrowing and Security Agreement, as amended ("the revolving credit facility"). The revolving credit facility had a three-year term and provides for up to $10,000 in borrowings based upon eligible accounts receivable and inventory. The revolving credit facility was extended through April 30, 2003. The revolving credit facility included a standby letter of credit for approximately $2,260 (S$4,000 Singapore dollars) which was drawn down in October 2002 under a continuing guarantee of a foreign subsidiary's debt. The interest rate is based on either prime or a floating Eurodollar rate plus a margin of 2.75%. This rate increased an additional 2% due to the Company's default of certain covenants. At December 31, 2002, the interest rate was 6.25% and the excess revolving credit borrowing availability was $80.

(c) In conjunction with the purchase of a building by Polese Company in December 2000, the Company entered into a term loan with CNL Bank, in the principal amount of $2,473. The term loan bears interest at a fixed rate of 10.05% with principal payable monthly over 25 years, and is subject to a prepayment penalty for the first five years.

(d) Because the interest rates will change with changes in the prime rate and Eurodollar rate, the fair value of the bank debt approximates the carrying amount.

(e) Based on market rates currently available to the Company for loans with similar terms and maturities, the fair value of the long-term debt does not vary significantly from the carrying amount.

The above bank loan agreements provide, among other things, that the Company is subject to restrictions related to the issuance of additional indebtedness, additional liens and security interests, capital expenditures and the payment of dividends. In addition, the above loans are collateralized by a blanket lien on substantially all the Company's assets, and require that the Company maintain certain financial ratios and targets. As of December 31, 2002 the Company was in default of several financial ratio covenants under its PNC Credit Facilities. The Company has signed an amendment to the Revolving Credit Facility which extended the facility through April 30, 2003.



9.     OBLIGATIONS UNDER CAPITAL LEASES:

The Company is the lessee of property and equipment acquired under capital leases expiring in various years through 2007.

Future lease payments under capital leases are as follows:


                                     -F16-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

YEAR ENDING DECEMBER 31,
                    2003                            $313
                    2004                             141
                    2005                              37
                    2006                              37
                    2007                              12
----------------------------------------     ----------------
                                                     540
Less amount representing interest                    103
----------------------------------------     ----------------
                                                     437
Less current portion                                 261
----------------------------------------     ----------------
                                                    $176
                                             ================

Interest rates on these capital leases range from 8.98% to 11.00% per annum.



10.      INCOME TAXES:

The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 consists of the following components:


YEAR ENDED DECEMBER 31,                          2002                2001               2000
----------------------------------------     --------------     ---------------    ---------------
Current:
   Federal                                     $(1,210)            $ (1,745)
   State                                                                  -
Deferred:
  Federal                                        4,201                  698               $(82)
  State                                             28                   54                (37)
  Foreign                                          (68)                  79                  1
----------------------------------------     --------------     ---------------    ---------------
                                               $ 2,951             $   (914)          $   (118)
========================================     ==============     ===============    ===============

The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 differs from the amount computed using the federal statutory rate of 34% as a result of the following:


YEAR ENDED DECEMBER 31,                                                      2002                2001               2000
-----------------------------------------------------------------      ---------------     ---------------    ---------------
Tax at federal statutory rate                                                (34.0%)            (34.0%)              34.0%
Change in valuation allowance                                                120.6                8.3                (2.1)
State tax credits carry forwards generated                                                       (4.5)               (0.7)


                                     -F17-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

State income tax provision (benefit), net of federal tax effect               (3.0)              (3.0)                2.1
Effect of permanent differences                                                                  (0.3)                2.6
Other                                                                                             1.2                (0.4)
------------------------------------------------------------------     ---------------    ---------------     --------------
                                                                              83.6%              32.3%               35.5%
                                                                       ===============    ===============     ==============

The tax effects of available tax carryforwards and temporary differences that give rise to the net short-term deferred income tax assets are presented below:

DECEMBER 31,                                                             2002                 2001
---------------------------------------------------------------    -----------------     ----------------
Federal net operating loss carryforwards                              $      -              $    680
Other                                                                        -                   590
---------------------------------------------------------------    -----------------     ----------------
                                                                      $      -              $  1,270
                                                                   =================     ================

The tax effects of available tax carryforwards, temporary differences and foreign currency translation adjustments that give rise to the net long-term deferred income tax assets (liabilities) are presented below:

DECEMBER 31,                                                                      2002                 2001
------------------------------------------------------------------------    -----------------    -----------------
   Accelerated depreciation                                                    $   (380)            $ (1,912)
   Basis difference in amortization of intangibles                                    -                  212
   Federal net operating loss carryforwards                                       3,822                  349
   Loss carryforwards regarding discontinued operations                             961                3,671
   Net (income) loss in foreign subsidiaries                                        (68)                 (68)
   State tax, net operating loss carryforward                                     1,156                1,145
   State investment tax credit carryforward                                         731                1,178
   Accumulated translation adjustment                                                 -                    -
   Other                                                                             18                  229
                                                                            -----------------    -----------------
   Net deferred income tax asset (liability)                                      6,240                4,804
   Less valuation allowance                                                    $ (6,240)            $ (2,453)
------------------------------------------------------------------------    -----------------    -----------------
     NET LONG-TERM DEFERRED INCOME TAX ASSETS (LIABILITIES)                    $      -             $  2,351
------------------------------------------------------------------------    -----------------    -----------------

At December 31, 2002, the Company has state net operating loss carryforwards aggregating $19,487 of which $17,068 expire through 2007 and the remainder expire in 2022. State investment tax credit and research credit carryforwards aggregating $731 at December 31, 2002 expire at various dates from 2003 through 2016. In 2001, a valuation allowance had been established for the tax effect of those state net operating loss carryforwards and state investment tax credit and research credit carryforwards (including a portion of the loss carryforwards regarding discontinued operations) which were not expected to be realized. In 2002, the Company increased the valuation allowance to cover the entire federal and state deferred tax assets due to the uncertainty of their realization.


                                     -F18-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================


The Company files a consolidated federal income tax return that includes the results of all its domestic subsidiaries and separate state and local income tax returns. At December 31, 2002, the Company has Federal net operating loss carryforwards aggregating $5,176 which expire through 2022.


11.    COMMITMENTS, CONTINGENCIES AND RELATED PARTY TRANSACTIONS:

The Company has noncancelable operating leases expiring through 2006 for the rental of office equipment. The Company also leases office space at one of its foreign subsidiaries. This lease also requires payments for real estate taxes and other operating costs. This lease expires in 2003 with options to renew for two additional 3 year periods.

Approximate aggregate minimum future rental payments, exclusive of payments for real estate taxes and other operating costs under these leases, are as follows:

YEAR ENDING DECEMBER 31,
                   2003                                     $   102
                   2004                                           6
                   2005                                           6
                   2006                                           3
--------------------------------------------          ----------------
                                                            $   117
                                                      ================


Rent expense charged to continuing operations for the years ended December 31, 2002, 2001 and 2000 amounted to $131, $55 and $18, respectively.

Effective March 1, 1994, the Company established a defined contribution plan (the "Plan") under Section 401(k) of the Internal Revenue Code covering all eligible employees. The Plan provides for matching contributions up to certain limits defined in the Plan, and additional contributions at the discretion of the Board of Directors of the Company. Matching contributions amounted to $144, $203, and $192 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company made no discretionary contributions in any of the three years ended December 31, 2002.


In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM") which, as amended, expired March 31, 2003. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement provides for gold on consignment not to exceed the lesser of 1,375 troy ounces of gold or gold having a market value of $600. At December 31, 2002, the Company's obligation under the Gold Consignment Agreement was approximately 1,435 troy ounces of gold valued at approximately $498. The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 10.0% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. As of December 31, 2002, the Company was not in compliance with certain financial ratio covenants. FPM has waived the covenant violation existing at December 31, 2002 and is in discussions with the Company towards modifying the agreement. FPM has asked and the Company has verbally agreed to convert the consignment facility to a demand facility and to add additional collateral. Should FPM demand return of the collateral and the Company be unable to replace the consignment facility, there could be a material adverse impact to the Company. The Company is current on its payment of consignment fees on the FPM consignment agreement and is



                                     -F19-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

maintaining the required Gold levels under the agreement. As of March 31, 2003 the Company's Gold Consignment Agreement with FPM expired. The Company is currently negotiating an extension of this agreement with FPM.

12.    CAPITAL TRANSACTIONS:

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

To avoid the possibility of there being a current or a future triggering event under a certain financial covenant provision of the Preferred Stock that would allow the ACI investors to call for immediate redemption of the Preferred Stock, the Company and the ACI investors entered into an agreement on November 13, 2001 that was amended and restated in its entirety on March 29, 2002. The Restated Agreement provided, among other things, that: (i) the redemption price for the Preferred Stock would not in any event be due prior to January 3, 2003, (ii) any increase in the dividend rate to which the ACI investors might otherwise be entitled to would not go into effect prior to January 3, 2003 and (iii) Section
14.1 of the Warrants that now provides that the Company would be obligated to purchase the Warrants (at a price which would provide the ACI investors with a 20% internal rate of return calculated from the date of issuance of the Preferred Stock, after taking into account dividends theretofore paid to the holders of the Preferred Stock and the value determined, as provided in the Warrants, of the shares of common stock of the Company, if any, issued pursuant to any exercises of the Warrants by the holders of the Warrants) upon a change of control pursuant to the formula therein set forth (the "Warrant Repurchase Agreement") was amended to apply also to a Bankruptcy event as therein defined. In addition, the Warrant Repurchase Formula would not apply to any redemption of the Preferred Stock unless, for calendar year 2002, there was no period of twenty consecutive trading days for which the daily market price of the Company's Common Stock was greater than $5.00 per share, and (iv) additional warrants to purchase 250,000 shares of the Company's common stock were granted to the ACI investors, with an exercise price of $3.00 per share. During March 2002 the Company notified the ACI investors that it had elected to pass on the semiannual dividend due March 31, 2002 as is permitted one time without penalty under the Preferred Stock agreement.

On May 20, 2002, the Company and ACI entered into an additional agreement that provided that: the redemption price for the Preferred Stock would not in any event be due prior to April 1, 2003. On July 17, 2002, ACI provided a standby


                                     -F20-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

letter of credit of $250,000 as additional collateral required for the Company's Gold Consignment Agreement with FPM. On October 31, 2002, ACI increased the standby letter of credit to $350,000 and extended its expiration date until April 30, 2003 as a condition of a January 29, 2003 amendment to the Gold Consignment Agreement between the Company and FPM . On February 11, 2003, ACI provided a standby letter of credit of $400,000 as additional collateral for the Company's amended revolving credit agreement with PNC Bank. Due to the trading level of the Company's Common Stock, the Warrant Repurchase Formula will apply upon the redemption of the Preferred Stock, and the Company has accrued an amount through December 31, 2002 of $3,925,000 pursuant to the formula. During September 2002, the Company notified the ACI investors that it had elected to pass on the semiannual dividend due September 30, 2002. The internal rate of return presently governed by the revised Warrant Repurchase Formula above is higher than the increased dividend rate that would result from passing two dividends, and therefore no additional dividend accrual was necessary. As of April 14, 2003, the ACI investors have not called for redemption of the Preferred Stock. The Company has accrued dividends payable of $749,000 through December 31, 2002.

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

STOCK OPTIONS: The Company's original incentive stock option plan (the "Incentive Plan"), as amended, under which 900,000 common shares had been reserved for future issuance terminated as of December 20, 2001 and no additional grants are permitted under this plan. The Company submitted a proposal for a new incentive stock option plan at its Annual Meeting of Shareholders, which was held on February 4, 2003. The new Incentive Plan, which was approved by the shareholders, reserves 300,000 common shares for future issuance. The Incentive Plan provides for the sale of shares to employees of the Company at a price not less than the fair market value of the shares on the date of the stock option grant, provided that the exercise price of any stock option granted to an employee owning more than 10% of the outstanding common shares of the Company may not be less than 110% of the fair market value of the shares on the date of the stock option grant. The term of each stock option and the manner of exercise is determined by the board of directors, but in no case can the stock options be exercisable in excess of 10 years beyond the date of grant.

In May 1995, the Company adopted a nonqualified stock option plan (the "Nonqualified Plan"), as amended, under which 300,000 shares had been reserved for future issuance. The Company submitted a proposal for a new




                                     -F21-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

nonqualified stock option plan at its Annual Meeting of Shareholders, which was held on February 4, 2003. The new Nonqualified Plan, which was approved by the shareholders, reserves 300,000 common shares for future issuance.

At December 31, 2002, stock options to purchase 890,767 and 256,500 shares of common stock (excluding lapsed shares) have been granted under the Incentive Plan and the Nonqualified Plan, respectively, since the inception of both plans. In addition, at December 31, 2002, options to purchase 123,750 shares of common stock have been granted outside the Incentive Plan and the Nonqualified Plan at a price equal to the fair market value of the shares at the date of grant.

A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000, and changes during the years then ended is presented below:


DECEMBER 31,                                        2002                           2001                            2000
------------------------------------    -----------------------------   ----------------------------    ----------------------------
                                                         Weighted                       Weighted                        Weighted
                                                          Average                        Average                         Average
                                                          Exercise                       Exercise                        Exercise
                                          Shares            Price         Shares           Price          Shares           Price
------------------------------------    ------------     ------------   ------------    ------------    ------------    ------------
Outstanding at beginning of year          840,663         $   4.22        897,613        $   4.62         740,025        $   3.58
Canceled                                 (225,025)            4.53       (150,875)           5.83         (48,983)           4.23
Granted                                         -             -           112,300            2.84         360,500            5.84
Exercised                                  (5,000)            1.63        (18,375)           2.15        (153,929)           2.08
------------------------------------    ------------     ------------   ------------    ------------    ------------    ------------
Outstanding at end of year                610,638         $   4.12        840,663        $   4.22         897,613        $   4.62
------------------------------------    ------------     ------------   ------------    ------------    ------------    ------------
Options exercisable at year-end           374,425                         546,825                         408,851
------------------------------------    ------------     ------------   ------------    ------------    ------------    ------------
Weighted - average fair value of
options granted during the year                           $   -                          $   1.29                        $   4.00
------------------------------------    ------------     ------------   ------------    ------------    ------------    ------------


       The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                                    OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             ---------------------------------------------------   -----------------------------------
                                 Number         Weighted-Average                        Number
                             Outstanding at       Remaining                          Exercisable
       Range of               December 31,       Contractual    Weighted-Average     at December       Weighted-Average
    Exercise Prices               2002               Life       Exercise Price         31, 2002        Exercise Price
------------------------     ----------------   --------------- ----------------   ----------------    ---------------
 $  0.10 - $  1.79                166,925             3.8            $ 1.63               58,300            $ 1.63
 $  1.85 - $  3.94                130,963             2.9              3.17               78,375              3.32
 $  4.00 - $  6.63                175,750             2.1              4.59              105,750              4.99
 $  7.13 - $  8.25                122,000             7.1              7.16              122,000              7.16
 $  9.25 - $  9.88                 15,000             5.9              9.67               10,000              9.69
------------------------ --- --------------- -- --------------- --------------- --- --------------- -- ---------------
 $  0.10 - $  9.88                610,638             3.8            $ 4.12              374,425            $ 4.95
------------------------ --- --------------- -- --------------- --------------- --- --------------- -- ---------------


                                     -F22-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

13.    SEGMENT INFORMATION:

       The Company operates in one industry segment, the semiconductor packaging materials group as a result of the discontinuance of the Wafer Reclaim Services Group in 2001 and the Polese Company in 2002.

       Revenue from one customer accounted for 19%, 16% and 21% of the Company's total revenue from its continuing operations for the years ended December 31, 2002, 2001 and 2000, respectively.

14.    GEOGRAPHIC INFORMATION:

       The Company's areas of operation are principally in the United States. Operations outside the United States are worldwide and are primarily in Europe, North Africa and Asia. Sales by foreign based subsidiaries were $3,190, $2,273, and $1,664 for the years ended December 31, 2002, 2001 and 2000, respectively. Included in the 2002 amount is $2,354 originating from the Company's S.A.R.L. subsidiary in Morocco. In addition sales from operations within the United States into foreign markets amounted to $2,338, $2,829 and $4,974 during the years ended December 31, 2002, 2001 and 2000 respectively. No other single foreign country or geographic area is significant to the consolidated operations.

15.    ALLOWANCE FOR DOUBTFUL ACCOUNTS:

       Information relating to the allowance for doubtful accounts is as follows:

     YEAR ENDED              BALANCE AT            CHARGED TO COSTS                                 BALANCE AT END OF
    DECEMBER 31,          BEGINNING OF YEAR          AND EXPENSES              DEDUCTIONS                 YEAR
        2002                   $   857                  $    96            $ 907      (a) (b)            $    46
=====================    ====================     ====================    =====================    ====================
        2001                   $   354                  $   655            $ 152      (a) (b)            $   857
=====================    ====================     ====================    =====================    ====================
        2000                   $   656                  $    64            $ 366      (a)                $   354
=====================    ====================     ====================    =====================    ====================

(a)      Write-off of uncollectible accounts receivable.

(b)      Includes  reclassification  of allowance to net assets
              of discontinued operations.


                                     -F23-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================

16.    QUARTERLY FINANCIAL DATA:

       The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 (dollars and shares in thousands):

                                                                                       2002 QUARTERS ENDED
                                                      March 31          June 30           September 30
                                                    -------------     -------------    -------------------
Net sales                                              $   3,050        $   3,577         $   3,459
------------------------------------------------ --- ------------- -- ------------- --- ---------------
Gross profit                                                 963            1,020               846
------------------------------------------------ --- ------------- -- ------------- --- ---------------
Loss from continuing operations                             (585)            (777)           (1,437)
Loss from discontinued operations                         (2,588)            (723)           (9,912)
------------------------------------------------ --- ------------- -- ------------- --- ---------------
Net loss                                                  (3,173)          (1,500)          (11,349)
------------------------------------------------ --- ------------- -- ------------- --- ---------------
Net loss attributable to common shareholders              (3,374)          (4,903)          (11,944)
------------------------------------------------ --- ------------- -- ------------- --- ---------------
Basic and diluted loss per common share:
   Continuing operations                               $   (.12)        $   (.66)         $   (.32)
   Discontinued Operations                             $   (.41)        $   (.11)         $  (1.57)
------------------------------------------------ --- ------------- -- ------------- --- ---------------
                                                       $   (.53)        $   (.77)         $  (1.89)
------------------------------------------------ --- ------------- -- ------------- --- ---------------

Weighted   average   number  of  common  shares
outstanding: (in thousands)
   Basic and diluted                                       6,329            6,331             6,331




                                                      December 31          Total
                                                     ---------------    ------------
Net sales                                              $   3,370         $   13,456
------------------------------------------------ --- -------------- --- -------------
Gross profit                                                 139              2,968
------------------------------------------------ --- -------------- --- -------------
Loss from continuing operations                           (3,683)            (6,482)
Loss from discontinued operations                            481            (12,742)
------------------------------------------------ --- -------------- --- -------------
Net loss                                                  (3,202)           (19,224)
------------------------------------------------ --- -------------- --- -------------
Net loss attributable to common shareholders              (3,789)           (24,010)
------------------------------------------------ --- -------------- --- -------------
Basic and diluted loss per common share:
   Continuing operations                               $    (.68)        $   (1.78)
   Discontinued Operations                             $     .08         $   (2.01)
------------------------------------------------ --- -------------- --- -------------
                                                       $    (.60)        $  (3.79)
------------------------------------------------ --- -------------- --- -------------

Weighted   average   number  of  common  shares
outstanding: (in thousands)
   Basic and diluted                                       6,331              6,330





                                                                                       2001 QUARTERS ENDED
                                                      March 31         June 30             September 30
                                                    -------------    -------------     -------------------
Net sales                                             $   4,002        $   3,626         $   3,270
----------------------------------------------- --- ------------- -- ------------- --- ---------------
Gross profit                                              1,299            1,379             1,066
----------------------------------------------- --- ------------- -- ------------- --- ---------------
Loss from continuing operations                            (238)            (153)             (277)
Income (loss) from discontinued operations                   95             (531)           (1,221)
----------------------------------------------- --- ------------- -- ------------- --- ---------------
Net loss                                                   (143)            (684)           (1,498)
----------------------------------------------- --- ------------- -- ------------- --- ---------------
Net loss attributable to common shareholders               (344)            (885)           (1,699)
----------------------------------------------- --- ------------- -- ------------- --- ---------------

Basic and diluted Income (loss) per common share:
   Continuing operations                              $   (.07)        $   (.06)         $   (.08)
   Discontinued operations                            $    .02         $   (.08)         $   (.19)
----------------------------------------------- --- ------------- -- ------------- --- ---------------
                                                      $   (.05)        $   (.14)         $   (.27)
----------------------------------------------- --- ------------- -- ------------- --- ---------------
Weighted average number of common
shares outstanding: (in thousands)
   Basic and diluted                                     6,317            6,324             6,331





                                                     December 31          Total
                                                    ---------------    -------------
Net sales                                             $   2,811          $  13,709
----------------------------------------------- --- --------------- -- -------------
Gross profit                                                 64              3,808
----------------------------------------------- --- --------------- -- -------------
Loss from continuing operations                          (1,249)            (1,917)
Income (loss) from discontinued operations              (14,841)           (16,498)
----------------------------------------------- --- --------------- -- -------------
Net loss                                                (16,090)           (18,415)
----------------------------------------------- --- --------------- -- -------------
Net loss attributable to common shareholders            (16,291)           (19,219)
----------------------------------------------- --- --------------- -- -------------

Basic and diluted Income (loss) per common share
   Continuing operations                              $   (.23)          $   (.43)
   Discontinued operations                            $  (2.35)          $  (2.61)
----------------------------------------------- --- --------------- -- -------------
                                                      $  (2.58)          $  (3.04)
----------------------------------------------- --- --------------- -- -------------
Weighted average number of common
shares outstanding: (in thousands)
   Basic and diluted                                     6,325              6,325



                                     -F24-

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)
================================================================================


17.      SUBSEQUENT EVENTS:

     On January 15, 2003 the Company completed the sale of the stock of the Polese Company to Schwarzkopf Technologies Corporation for gross proceeds of approximately $3,800. After deducting amounts placed in escrow of approximately $500 and transaction fees paid of approximately $200, the remaining proceeds of approximately $3,100 were used to pay down approximately $600 of term debt outstanding to PNC, and approximately $2,500 of revolving credit borrowings.

   On February 17, 2003 the Company signed a sale and purchase agreement for the sale of its 50.1% ownership interest in ISP. The terms of the sale include $500 cash proceeds and repayment of the S$ 4,000 letter of credit which was drawn down by ISP in 2002. The sale is expected to close in 2003.

   On March 10, 2003 the NASDAQ National Market Exchange delisted SEMX's Common Stock due to the Company's failure to comply with the NASDAQ requirements as to minimum market value of publicly held securities or minimum bid price per share. The Company's Common Stock is now traded on the Over-the-Counter Bulletin Board (OTCBB).

   On March 31, 2003 the Company's Gold Consignment Agreement with Fleet Precious Metals expired. The Company is currently negotiating with Fleet to extend this agreement, as well as pursuing financing alternatives with other lenders.

   On April 30, 2003 the Company's Revolving Credit, Term Loan and Security Agreement with PNC Bank will expire. The Company is currently negotiating an extension of this borrowing agreement, as well as pursuing financing alternatives with other lenders.



                                     -F25-