Form 10-K/A
period 2002-12-31
SEMX CORP
filed 2003-04-30
CIK 880858

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

                      Title of Each Class
                 ----------------------------
             Common Stock, $.10 par value - OTC-BB


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K: [X]

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The following persons, are currently serving as Directors of the Company.

Name                             Age          Position
----                             ---          --------
Gilbert D. Raker                 59           Chairman of the Board, President, Chief
                                              Executive Officer, Acting Chief Financial
                                              Officer

John U. Moorhead, II             50           Director

Mark A. Pinto                    46           Director

Douglas S. Holladay, Jr.         56           Director

Kevin S. Penn                    41           Director

         Gilbert D. Raker, Chairman of the Board, President, Chief Executive Officer and Acting Chief Financial Officer. From May 1990 until May, 2001 Mr. Raker served as President and Chief Executive Officer of the Company. In September 2002 he was reelected President and Chief Executive Officer of the Company.

         John U. Moorhead, II - a Director of the Company since October 1991. From September 2002 - present he has been a partner of MillRock Partners, LLC, a financial advisory firm. From May 2001 - September 2002, Mr. Moorhead was a Managing Director of CE Unterberg Towbin, an investment banking firm. From January 1995 to May 2001, Mr. Moorhead was a managing director of V. M. Equity Partners, an investment banking firm. Since November 1990 Mr. Moorhead has been President of The Moorhead Group, Inc., an investment banking and consulting firm. From January 1988 to October 1990, Mr. Moorhead was Director of the New Business Group of the Investment Banking Division of Lehman Brothers. From November 1984 to December 1987, Mr. Moorhead was a senior executive at E.F. Hutton.

         Mark A. Pinto - a Director of the Company since July 1995. He has been Senior Vice President/Institutional Sales, Corporate Bond Department of RBC/DAIN since 1990. From 1987 until 1990, Mr. Pinto was Vice President/Fixed Income of Kidder Peabody & Co. Mr. Pinto has been employed in the securities industry since 1983.

         Douglas S. Holladay, Jr. - a Director of the Company since July 2000. Mr. Holladay has held leadership roles in five Columbia Capital portfolio companies from 1990 to present. He is currently Chairman of Mindshift Technologies, Inc. a managed services company. From 1999 to the present he is a venture partner at Columbia Capital Corporation. From 1996 to 1998 he was President and CEO of Digital Television Services, Inc. (DTS) a consolidator of DirecTV rural franchise areas. Prior to DTS, he was President and COO of Sterling Cellular, LLC, a multi-system cellular operator, from 1990 to 1996. From 1988 through 1989, Mr. Holladay was Group Vice President of CCA Industries, a manufacturing and leasing company. Prior to CCA Industries he spent twelve years with Landmark Communications, Inc., a private communications company with interests in newspapers, broadcasting and cable programming.

         Kevin S. Penn - a Director of the Company since July 2000. Mr. Penn is a Managing Director of ACI Capital Co., Inc. ("ACI Capital"). Since joining ACI Capital in 1995, Mr. Penn has had lead responsibility for making investments in both public and private companies. Prior to joining ACI Capital, Mr. Penn was Executive Vice President and Chief Investment Officer for First Spring Corporation, from 1991 to 1995, where he was responsible for the private equity, direct investment and public investment portfolios. Prior to his association with First Spring Corporation, Mr. Penn was a Principal with the investment firm Adler & Shaykin and was a founding member of the Morgan Stanley & Co. Leveraged Investment Group. Mr. Penn currently serves as a Director of J. Silver Clothing Inc., Accent Energy, LLC, Jenny Craig Holdings, Inc. and Highland Financial Holdings, LLC.

         Frank J. Polese resigned as a director in October 2002.

         Andrew Lozyniak resigned as a director in July 2002.

CERTAIN INFORMATION CONCERNING THE BOARD OF DIRECTORS

         The Company held 15 meetings of the Board of Directors during the fiscal year ended December 31, 2002 ("Fiscal 2002") and conducted other business by unanimous written consent. All of the directors attended at least 75% of the Board of Directors meeting.

         The Company has a standing audit committee of the Board of Directors, comprised of Messrs. Pinto, Moorhead and Holladay, with Mr. Pinto as the Chairman. During Fiscal 2002, the Audit Committee met 4 times.

         The Company has a standing personnel and compensation committee of the Board of Directors (the "Personnel and Compensation Committee"), which is comprised of Messrs. Moorhead, Penn and Raker, with Mr. Moorhead as the Chairman. During Fiscal 2002, the Personnel and Compensation Committee met 2 times.

         The Board of Directors does not have a standing nominating committee.

EXECUTIVE OFFICERS

         The Executive Officers of the Company are as follows:

Name                      Age         Position
----                      ---         --------
Gilbert D. Raker          59          Chairman of the Board, President, Chief
                                      Executive Officer, Acting Chief Financial
                                      Officer

         Frank J. Polese served as President and Chief Executive Officer of the Polese Company from May 1993 until its sale to a third party on January 15, 2003. Mr. Polese was also President and Chief Executive Officer of the Company from May 2001 to September 2002.

         Richard J. Brown served as President of the Wafer Reclaim Services Group and the American Silicon Products, Inc. subsidiary ("ASP") until February 28, 2002, when the Company sold the assets of its ASP subsidiary to a third party.


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

         Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during Fiscal 2002, all Section 16(a) filing requirements applicable to its officers, Directors and greater-than-10% beneficial owners were complied within a timely fashion.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes the compensation paid to, or earned by, the Company's Chief Executive Officer and each of the two other most highly compensated executive officers, (the "Named Executive Officers"), for the Company's last three fiscal years.

         (A) SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                          Annual Compensation                                                       Awards
                                                                                                Securities
                                                                                                Underlying          All Other(1)
              Name and                      Fiscal                                             Options/SAR's        Compensation
         Principal Position                  Year        Salary ($)        Bonus ($)*               (#)                  ($)
Gilbert D. Raker                             2002         $278,488          $      -                   -              $ 49,500(3)
Chairman, President and Chief                2001         $310,100          $ 40,000                   -              $      -
Executive Officer (2)                        2000         $312,000          $135,000              15,000              $      -

Frank J. Polese, President of                2002         $228,462          $      -                   -              $ 79,619(3)
Polese Company (4)                           2001         $220,193          $      -                   -              $      -
                                             2000         $217,999          $      -              15,000              $249,000(5)

Richard J. Brown, President of the           2002         $ 27,037          $      -                   -              $162,000(7)
Company's Wafer Reclaim Services             2001         $155,861          $ 30,000                   -              $      -
Group and ASP (6)                            2000         $168,173          $ 11,250               7,000              $      -
-----------------------------------------------------------------------------------------------------------------------------------

* The bonuses shown had been accrued in the prior year and were paid to the executive in the year noted in the table.

1. The aggregate amount of such compensation is the lesser of either $50,000 or 10% of such person's total annual salary and bonus.

2. Mr. Raker resumed the Presidency and Chief Executive Officer positions of the Company in September 2002.

3.  Represents deferred compensation from 2001.

4. Frank J. Polese served as President and Chief Executive Officer of the Polese Company from May 1993 until its sale to a third party on January 15, 2003. Mr. Polese was also President and Chief Executive Officer of the Company from May 2001 to September 2002.

5. Represents payments under an agreement relating to pretax profits in connection with sales of copper-tungsten products (the "Copper - Tungsten Agreement"). See Item 13 - Certain Transactions and Related Transactions.

6. Richard J. Brown served as President of the Wafer Reclaim Services Group and the ASP subsidiary until February 28, 2002, when the Company sold the assets of its ASP subsidiary to a third party.

7. Represents payments in consideration of signing non-competition and consulting agreements upon the sale of the ASP subsidiary and in satisfaction of all salary and benefits which Mr. Brown was entitled to under his employment agreement with the Company.

(B)      OPTION/SAR GRANTS IN LAST FISCAL YEAR - None Granted.

(C) AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

         The following table sets forth (a) the number of shares received and the aggregate dollar value realized in connection with each exercise of outstanding stock options during the 2002 fiscal year by the Chief Executive Officer and each of the Named Executive Officers, (b) the total number of all outstanding, unexercised options (separately identifying exercisable and unexercisable options) held by such executive officers as of the end of Fiscal 2002, and (c) the aggregate dollar value of all such unexercised options that are in-the-money (i.e., options as to which the fair market value of the underlying Common Stock that is subject to the option exceeds the exercise price of the option), as of the end of Fiscal 2002:

                                                                       Number of Unexercised       Value of Unexercised In
                                  Shares                              Options/SARs at Fiscal        the Money Options/SARs
                                Acquired on                                Year-End (#)            at Fiscal Year- End (#)
                                 Exercise             Value                Exercisable/                  Exercisable/
          Name                      (#)            Realized ($)            Unexercisable              Unexercisable (1)
--------------------------    --------------     ---------------    --------------------------    -------------------------
Gilbert D. Raker                     --              $    --              101,400 / 7,500              $ -        / $ -

Frank J. Polese                      --              $    --               91,250 / 7,500              $ -        / $ -

Richard J. Brown (2)              2,500              $ 4,063                   - / -                   $ -        / $ -

1. Based on the fair market value of SEMX's common stock at fiscal year end of $0.16 per share, less the exercise price payable for such shares subject to the options.

2. Richard J. Brown served as President of the Wafer Reclaim Services Group and the ASP subsidiary until February 28, 2002, when the Company sold the assets of its ASP subsidiary.

COMPENSATION OF DIRECTORS

         The independent Directors of the Company are each compensated $6,000 per fiscal year and $500 per meeting for serving on the Board of Directors. The Chairman of each committee of the Board receives $1,000 for their service. Members of each committee receive $500 per meeting attended.

         Pursuant to the Company's Non-Qualified Incentive Stock Option Plan (the "Non-Qualified Plan"), non-employee Directors receive options to purchase 5,000 shares of Common Stock as of the date of the Annual Meeting. The options will be exercisable at a price equal to 100% of the fair market value of the common stock on the date of grant.

EMPLOYMENT AGREEMENTS

         As of August 1, 1999, the Company entered into a three year employment agreement with Gilbert Raker (the "Agreement"). Mr. Raker's employment continues on a year-to-year basis after the expiration of the initial term of the Agreement. Pursuant to the Agreement, Mr. Raker will receive an initial annual salary of $312,000 (the "Base Salary"), which effective August 1, 2000 and August 1, 2001 respectively, shall be increased by the percentage increase of the Consumer Price Index ("CPI") or $12,000 per annum, whichever is greater. Since January 1, 2002, Mr. Raker has been drawing only 80% of the contractual amount of his salary. Mr. Raker shall receive annual bonuses as may be determined by the Compensation Committee. The Company will reimburse Mr. Raker for certain expenses incurred.

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

         As of August 1, 1999, the Company and Polese Company entered into a five-year employment agreement with Frank Polese (the "Agreement"). This Agreement has been fully described in previous filings with the Securities and Exchange Commission. At the time of the sale of the stock of the Polese Company on January 15, 2003, Mr. Polese signed a settlement agreement in satisfaction of all salary and benefits which he was entitled to under his employment agreement with the Company, and all present and future benefits under the Copper-Tungsten Agreement, and received $75,000 in cash and three pieces of equipment (net book value of approximately $46,000 as of December 31, 2002).

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

         The Plan was administered by the Board of Directors which determined among other things, the persons to be granted options under the Plan, the number of shares subject to each option and the option price. The exercise price of any stock option granted under the Plan may not be less than the fair market value of the shares subject to the option on the date of grant, provided that the exercise price of any incentive option granted to an optionee owning more than 10% of the outstanding Common Stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant and the aggregate fair market value of stock with respect to which incentive options are exercisable for the first time by an optionee during any calendar year shall not exceed $100,000. The term of each option and the manner in which it may be exercised is determined by the Board of Directors provided that any option granted to an optionee owning more than 10% of the Common Stock shall have a term of no more than five years. Incentive Options may be granted only to employees and no option granted to an employee may be exercised unless the optionee is an employee of the Company and has been in such position for at least one year after the date of grant. Options are not transferable, except upon death of the optionee. After giving effect to the exchange and repricing of certain options in fiscal 1998, 890,767 options (as adjusted) had been granted and are exercisable under the Plan.

         The Amended Employees' Incentive Stock Option Plan expired on December 20, 2001. The Board, upon the recommendation of its Personnel and Compensation Committee, adopted a new Employees' Incentive Stock Option Plan, reserving 300,000 shares of common stock for grants under the Plan. The new Incentive Plan was approved by the shareholders at the Company's Annual Meeting of Shareholders, which was held on February 4, 2003.

NON-QUALIFIED STOCK OPTION PLAN

         The Company's Non-Qualified Incentive Stock Option Plan (the "Non-Qualified Plan") provides for the grant of non-qualified stock options, which are not intended to qualify under Section 422A(b) of the Internal Revenue Code of 1986, as amended, to purchase an aggregate of 300,000 shares. The Non-Qualified Plan provides that non-qualified stock options ("NQSOs" or "Options") may be granted to employees, non-employees, Directors and consultants to the Company and its subsidiaries, all of whom are eligible to participate in the Non-Qualified Plan (the "Participants"). The Plan, as amended, provided that all non-employee Directors will receive options to purchase 2,500 shares of Common Stock as of the date of the Annual Meeting, commencing with the Annual Meeting of 1997. The options are exercisable at a price equal to 100% of the fair market value of the common stock on the date of grant. The Non-Qualified Plan is administered by the Board of Directors or if established by the Board, the stock option committee (the "Committee"), consisting of two disinterested members appointed by the Board of Directors. The terms of the options granted under the Non-Qualified Plan are to be determined by the Board or the Committee, if established by the Board. An option must be granted within ten years from the date that the Non-Qualified Plan was adopted. Options will be exercisable in whole or part at any time during the ten-year period, but will not have an expiration date later than ten years from the date of grant. Options are non-transferable, except upon death of the optionee. To date, after giving effect to the exchange and repricing of certain options in fiscal 1998, 256,500 options have been granted under the Non-Qualified Plan.

         The Board, upon the recommendation of its Personnel and Compensation Committee, adopted a new Non-Qualified Plan which provides that all non-employee directors will receive options to purchase 5,000 shares of Common Stock on the date of the Annual Meeting and reserved 300,000 shares of common stock for grants under the Plan. The new non-Qualified Plan was approved by the shareholders at the Company's Annual Meeting of Shareholders, which was held on February 4, 2003.


STOCK OPTIONS OUTSIDE OF A PLAN

         After giving effect to the exchange and repricing of certain options in fiscal 1998, the Company has issued options for 123,750 shares outside of its option plans to certain Directors of the Company, consultants and employees.

REPORT OF THE PERSONNEL AND COMPENSATION COMMITTEE

         The Report of the Personnel and Compensation Committee and the Performance Graph herein shall not be incorporated by reference into any filing notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 that might incorporate future filings in whole or in part.

         The Personnel and Compensation Committee of the Board of Directors (the "Committee") is composed of John U. Moorhead II, Kevin S. Penn and Gilbert D. Raker. The Committee is responsible for establishing and administering the Company's employee compensation plans, subject to the approval of the Board of Directors. Mr. Raker does not participate in decisions concerning his personal compensation. The Committee applies a philosophy based on the premise that the achievements and successes of the Company result from the coordinated efforts of all individuals working toward common objectives.

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

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

         Gilbert D. Raker became President and Chief Executive Officer in May, 1990. He has played and continues to play a pivotal role in the movement of the Company into new areas of business. In August 1999, the Company entered into a three year employment agreement with Mr. Raker (see "Employment Agreements"). Mr. Raker is entitled to a base salary of $336,000 but receives only 80% thereof at this time. Future increases in his salary will be at the discretion of the Board. In addition, the Compensation Committee, in its discretion may pay Mr. Raker a bonus.

         Mr. Raker received no bonus for fiscal year 2002.

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

THE PERSONNEL AND COMPENSATION COMMITTEE:

                        John U. Moorhead, II, Chairman
                        Kevin S. Penn
                        Gilbert D. Raker



REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

         The Company's Audit Committee consists of three members of the Board of Directors, all of whom are "independent directors" as defined by Rule 4200(a)(15) of the National Association of Securities Dealers' listing application. All members of the Audit Committee are financially literate and Mark Pinto, the Chairman of the Audit Committee, has extensive financial management experience.

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

         The Audit Committee has reviewed and discussed the audited financial statements for the fiscal year ended December 31, 2002 with management. Furthermore, the Audit Committee has discussed with the Company's independent auditors, Goldstein Golub Kessler LLP, the matters required to be discussed by SAS 61. The Audit Committee has received the written disclosures and letter from Goldstein Golub Kessler LLP required by Independence Standards Board Standard No. 1 and has discussed with Goldstein Golub Kessler LLP such firm's independence. Based upon these reviews and discussions, the Audit Committee recommended that the audited financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, the last fiscal year for filing such annual report with the U.S. Securities and Exchange Commission.

THE AUDIT COMMITTEE

                      Mark A. Pinto, Chairman
                      John U. Moorhead, II
                      Douglas S. Holladay

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

AUDIT FEES

         The aggregate fees billed by GGK for professional services rendered for the audit of the Company's financial statements for the fiscal year ended December 31, 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for that fiscal year as well as related audit committee meetings, management memorandum and out of pocket expenses and administrative charges amounts to approximately $292,000.

All Other Fees

         The aggregate fees billed by GGK, which do not include Financial Information System Design and Implementation fees, for services rendered to the Company during 2002 other than the services described above under "Audit Fees" amounted to approximately $ 87,000.

         The Audit Committee did consider the compatibility of the non-audit services furnished by the Auditors to the Company to the Auditor's continued independence.

PERFORMANCE GRAPH

         Set forth below is a Performance Graph that shows the cumulative total return on the Company's Common Stock compared with the cumulative total return of the Standard & Poors Small Cap 600 and a peer group index for the period of the Company's last five fiscal years (December 1997 = 100):

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



                                             TOTAL SHAREHOLDER RETURNS


COMPANY NAME/INDEX                    DEC 97         DEC 98        DEC 99        DEC 00        DEC 01        DEC 02
--------------------------------------------------------------------------------------------------------------------
SEMX CORP                              100            38.02         98.35         59.51         28.17          2.12
S&P SMALLCAP 600 INDEX                 100            98.69        110.94        124.03        132.13        112.80
PEER GROUP                             100            99.56        198.42        127.72        112.84         61.89

A $100 investment in SEMX Corporation Common Stock in December, 1997 would be equal to $2.12 in December, 2002. The Board of Directors recognize that the market price of stock is influenced by many factors, only one of which is company performance. The stock price performance shown on the Performance Graph is not necessarily indicative of future price performance.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS


                                VOTING SECURITIES

         As of April 28, 2003, the Company had 6,330,703 shares of Common Stock outstanding (which figure excludes 337,800 treasury shares not entitled to vote). The Company also has 100,000 shares of Series B Preferred Stock, $.10 par value, issued and outstanding.

         The following table sets forth, as of April 28, 2003, certain information concerning those persons known to the Company to be the beneficial owners (as such term is defined in Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act") of more than five (5%) percent of the outstanding shares of Common Stock of the Company and the number of shares of Common Stock of the Company owned by all Directors and nominees of the Company, individually, the Chief Executive Officer of the Company, each of the Named Executive Officers, and by all Directors and executive officers of the Company as a group:


Name and Address of Beneficial Owner and              Amount and Nature of
Identity of Group (1)(2)                              Beneficial Ownership            Percent of Class
----------------------------------------              --------------------            ----------------
Douglas S. Holladay, Jr. (3)                                   7,500                        *
John U. Moorhead, II (4)                                     112,600                        1.77%
Kevin S. Penn (5)                                              7,500                        *
Mark A. Pinto (6)                                             89,000                        1.40%
Gilbert D. Raker (7)                                         705,825                       10.97%
All executive officers and Directors as a group
(5 persons)(8)                                               922,425                       14.38%
Frank J. Polese (9)                                          426,421                        6.74%
Dimensional Fund Advisors Inc. (10)(11)                      452,650                        7.15%

                         *Less than 1% of outstanding shares of Common Stock.

1. Unless otherwise noted, the Company believes that all persons named in the table have sole investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

2. The address of all of the persons is c/o SEMX Corporation, One Labriola Court, Armonk, New York 10504.

3.  Includes underlying options to purchase 7,500 shares of Common Stock.

4. Includes 3,600 shares of Common Stock owned by his spouse, as to which Mr. Moorhead disclaims beneficial ownership and underlying options to purchase 47,500 shares of Common Stock.

5.  Includes underlying options to purchase 7,500 shares of Common Stock.

6. Includes 29,500 shares of Common Stock owned by Mr. Pinto's father, as to which Mr. Pinto disclaims beneficial ownership, and includes an underlying option to purchase 20,000 shares of Common Stock but excludes any shares owned by Sutro & Company, Mr. Pinto's employer.

7.  Includes underlying options to purchase 101,400 shares of Common Stock.

8. Includes an aggregate of 183,900 shares of Common Stock issuable upon exercise of options described in notes (3), (4), (5), (6), and (7).

9. The address of Frank Polese is Polese Company, Inc., 10121 Carroll Canyon Road, San Diego, California 92131.

10. The address of Dimensional Fund Advisors, Inc. ("Dimensional") is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

11. The number of shares is based upon a Schedule 13-G filed by Dimensional on February 3, 2003 as of December 31, 2002. All shares reported are owned by investment companies and other investment vehicles managed by Dimensional, as to which Dimensional disclaims beneficial ownership therein.


PREFERRED STOCK

         The following table sets forth as of April 28, 2003 the stock ownership of the Company's Series B Preferred Stock:

                ACI Capital America Fund LP         1,215,000 (1)(2)(3)
                ("ACI Capital Fund")
                60 East 55th Street
                New York, New York 10022

                Exeter Venture Lenders L.P.         135,000 (2)(4)
                10 East 53rd Street
                New York, New York 10022

(1) ACI Capital Fund pursuant to the Series B Preferred Stock Certificate of Designation, Number, Powers, Preferences and Relative Participation, Optional and Other Rights of Series B ("Certificate of Designation") has the right to elect two directors to the Company's Board of Directors.

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the acquisition of all of the issued and outstanding shares of Common Stock of the Polese Company in 1993, for a ten-year period commencing on January 1, 1994, Mr. Polese has the right to receive ten (10%) percent of (i) the pre-tax profits from the copper tungsten product line after allocating operating costs and (ii) the proceeds of the sale, if any, by the Company of the copper/tungsten heat dissipation technology. During fiscal 2002, the Company did not pay or accrue any money to Mr. Polese pursuant to the aforementioned agreement. As previously discussed in Item 11 - Employment Agreements, upon the sale of the Polese Company in January 2003, all present and future claims under the Copper-Tungsten Agreement were settled by the Company and Mr. Polese.

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

                                SEMX CORPORATION

         Date: April 30, 2003        /s/ Gilbert D. Raker
                                     --------------------
                                      Gilbert D. Raker
                                      Chairman of the Board of Directors,
                                      President, Chief Executive Officer and
                                      Acting Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and as of the date indicated.

         Signature                             Title                                                Date
         ---------                             -----                                                ----
         /s/ Gilbert Raker                     Chairman of the Board, President, Chief
         -----------------                     Executive Officer and Acting Chief                   April 30, 2003
         Gilbert D. Raker                      Financial Officer

         /s/ John U. Moorhead, II              Director                                             April 30, 2003
         ------------------------
         John U. Moorhead, II

         /s/ Kevin S. Penn                     Director                                             April 30, 2003
         -----------------
         Kevin S. Penn

         /s/ Mark A. Pinto                     Director                                             April 30, 2003
         -----------------
         Mark A. Pinto

         /s/ Douglas S. Holladay, Jr.          Director                                             April 30, 2003
         ----------------------------
         Douglas S. Holladay, Jr.

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gilbert D. Raker certify that:

     1.  I have reviewed this annual report on Form 10-K/A of SEMX Corporation;

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


Date: April 30, 2003


                               By:  /s/ Gilbert D. Raker
                               -----------------------------------
                                     Gilbert D. Raker,
                                 Chairman, President, Chief Executive Officer
                                 and Acting Chief Financial Officer

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, being the Chief Executive Officer and the Acting Chief Financial Officer of SEMX Corporation (the "Issuer"), hereby certifies that:

     1. The 10-K/A Report of the Issuer for the year ended December 31, 2002 ("10-K/A Report") fully complies with the requirements of Section 10(a) of the Securities Exchange Act of 1934, and that

     2. The 10-K/A Report fairly represents, in all material respects, the financial condition and results of operations of the Issuer.


Date:  April 30, 2003


                                SEMX Corporation


                                By:   /s/ Gilbert D. Raker
                                  -------------------------------------
                                        Gilbert D. Raker,
                                    Chairman, President, Chief Executive Officer
                                    and Acting Chief Financial Officer