Form 10-Q
period 2003-03-31
SEMX CORP
filed 2003-05-20
CIK 880858

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                               (1) Yes [X]   No [ ]

                               (2) Yes [X]   No [ ]


The number of shares outstanding of the Registrant's sole class of common stock, as of May 14, 2003 was 6,330,703 shares.

                                TABLE OF CONTENTS


                                                                         Page No
                                                                         -------

PART I.  FINANCIAL INFORMATION

Item 1.       Independent Accountant's Report                                 3

              Consolidated Balance Sheets at
              March 31, 2003 (unaudited) and December 31, 2002                4

              Consolidated Statements of Operations for the three
              months ended March 31, 2003 and 2002 (unaudited)                5

              Consolidated Statements of Cash Flows for
              the three months ended March 31, 2003 and 2002 (unaudited)      6

              Notes to Consolidated Financial Statements                   7-11

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11-20

Item 4.       Controls and Procedures                                        20

PART II.  OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               20

              Signatures                                                     21

FORWARD LOOKING INFORMATION

Portions of the narrative set forth in this document that are not historical in nature may be forward-looking statements. These forward-looking statements speak only as of the date of this document, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein. The Company's actual performance may differ materially from that contemplated by the forward-looking statements as a result of a variety of factors that include, but are not limited to, the general economic or business climate, business conditions of the electronic, microelectronic and semiconductor markets and the automotive and communications industry which the Company serves, the disposition of the discontinued operations, the economic volatility in geographic markets, such as Asia and the ability of the Company to meet its capital requirements.

INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors
SEMX Corporation

We have reviewed the accompanying consolidated balance sheet of SEMX Corporation and Subsidiaries as of March 31, 2003, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of SEMX Corporation and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year then ended (not presented herein); and in our report dated March 7, 2003, except for Notes 11 and 17, as which the date is March 31, 2003 and Notes 2 and 12, as to which date is April 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Note 2 of the Company's audited financial statements as of December 31, 2002 and for the year then ended discloses that the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expired on March 31, 2003, has a banking arrangement that expires on April 30, 2003 and the Company's preferred shareholders currently have the ability to redeem the preferred stock for cash in an amount that would exceed available funds. Our auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicates that these matters raised substantial doubt about the Company's ability to continue as a going concern. These matters, as well as management's plans in regard to these matters, are described in Note 2 of the Company's unaudited interim financial statements as of March 31, 2003 and for the three months then ended. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 9, 2003

PART I  -  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        SEMX CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             March 31, 2003        December 31,
                                                                                              (Unaudited)             2002
                                                                                             --------------        ------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                                  $     313            $   1,202
   Accounts receivable, less allowance for doubtful accounts of $51 and $46,
     respectively                                                                                 1,804                1,842
   Inventories                                                                                    1,940                1,958
   Assets attributable to discontinued operations - Wafer Reclaim Services Group                  9,325                9,930
   Assets attributable to discontinued operations - Polese Company                                    -               13,406
   Escrow receivable                                                                                310                  310
   Income tax refunds receivable                                                                    519                  519
   Prepaid expenses and other current assets                                                        453                1,251
                                                                                              ---------            ---------
   TOTAL CURRENT ASSETS                                                                          14,664               30,418
   Property, Plant and Equipment, net                                                             5,137                5,373
   Other Assets                                                                                       3                    3
                                                                                              ---------            ---------
TOTAL ASSETS                                                                                  $  19,804            $  35,794
                                                                                              =========            =========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current Liabilities:
   Accounts payable                                                                           $   1,409            $   1,440
   Accrued expenses                                                                               2,756                1,774
   Wafer Reclaim Services Group liabilities to be assumed by purchaser                            6,687                7,292
   Polese Company liabilities to be assumed by purchaser                                              -               10,517
   Accrued obligations to repurchase warrants issued to preferred shareholders                    4,300                3,925
   Current portion of long-term debt and short term obligations                                   2,769                6,764
   Current portion of obligations under capital leases                                              243                  261
                                                                                              ---------            ---------
TOTAL CURRENT LIABILITIES                                                                        18,164               31,973
    Non-current portion of obligations under capital leases                                         116                  176
                                                                                              ---------            ---------
TOTAL LIABILITIES                                                                                18,280               32,149
REDEEMABLE PREFERRED STOCK:
Preferred stock - $.10 par value; authorized 1,000,000 shares; designated as
      Series B Preferred Stock: $100 stated value, 100,000 shares issued and outstanding          9,334                9,257
Commitments and Contingencies
COMMON SHAREHOLDERS' DEFICIENCY:
Common stock-$.10 par value; authorized 20,000,000 shares, issued 6,668,503 shares                  667                  667
Additional paid-in-capital                                                                       30,453               30,453
Accumulated other comprehensive income                                                                7                    1
Accumulated deficit                                                                             (38,718)             (36,514)
                                                                                              ---------            ---------
TOTAL                                                                                            (7,591)              (5,393)
Less: Treasury stock: 337,800 shares at cost                                                       (219)                (219)
                                                                                              ---------            ---------
TOTAL COMMON SHAREHOLDERS' DEFICIENCY                                                            (7,810)              (5,612)
                                                                                              ---------            ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                                $  19,804            $  35,794
                                                                                              =========            =========

    The accompanying notes and independent accountant's report should be read in conjunction with the consolidated financial statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    For The Three Months Ended
                                                                                            March 31,
                                                                                           (Unaudited)
                                                                                     2003                 2002
                                                                                 ------------         ------------
NET SALES                                                                        $     3,449          $     3,050

Cost of Goods Sold                                                                     2,367                2,087
                                                                                 -----------          -----------

GROSS PROFIT                                                                           1,082                  963

Selling, General and Administrative Expenses                                           1,004                1,480
                                                                                 -----------          -----------

OPERATING INCOME (LOSS)                                                                   78                 (517)

Interest Expense                                                                          72                   68
                                                                                 -----------          -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION                       6                 (585)

Income Tax Provision                                                                      48                    -
                                                                                 -----------          -----------

LOSS FROM CONTINUING OPERATIONS                                                          (42)                (585)

DISCONTINUED OPERATIONS:

Loss From Discontinued Operations                                                     (1,560)              (2,588)
                                                                                 -----------          -----------

NET LOSS                                                                              (1,602)              (3,173)

Preferred Stock Dividends and Accretion                                                  602                  201
                                                                                 -----------          -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                     $    (2,204)         $    (3,374)
                                                                                 ===========          ===========

LOSS PER COMMON SHARE - BASIC AND DILUTED

Loss from Continuing Operations                                                  $     (0.10)         $     (0.12)
Loss from Discontinued Operations                                                $     (0.25)         $     (0.41)
                                                                                 -----------          -----------

LOSS PER COMMON SHARE                                                            $     (0.35)         $     (0.53)
                                                                                 ===========          ===========

Weighted Average Number of Common Shares
       Outstanding - Basic and Diluted                                                 6,331                6,329


    The accompanying notes and independent accountant's report should be read in conjunction with the consolidated financial statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                     For The Three Months Ended
                                                                                             March 31,
                                                                                            (unaudited)
                                                                                      2003                 2002
                                                                                     ------               ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $ (1,602)            $ (3,173)
Adjustments to reconcile net loss to net
Cash provided by(used in)operating activities:
Loss on disposal of discontinued operations                                           1,560                    -
Depreciation and amortization of property and equipment                                 258                  940
Other amortization                                                                        -                   86
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable                                               38                 (658)
Decrease in inventories                                                                  18                   36
Increase in prepaid expenses and other current assets                                  (163)                 (16)
Decrease in tax refund receivable                                                         -                  423
Increase in accounts payable                                                            127                1,023
(Decrease) increase in accrued expenses                                                 (73)                 101
---------------------------------------------------                                --------             --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     163               (1,238)
---------------------------------------------------                                --------             --------
Cash flows from investing activities:
Purchase of property and equipment                                                      (66)                (219)
Sale of subsidiary                                                                    3,087                5,512
Increase in other assets                                                                  -                 (453)
-----------------------------------------                                          --------             --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                             3,021                4,840
-----------------------------------------                                          --------             --------
Cash flows from financing activities:
Proceeds from exercise of stock options                                                   -                    8
Repayments of long-term debt                                                         (1,191)              (1,142)
Repayments under revolving credit facilities                                         (2,804)              (1,954)
Payments under capital leases                                                           (78)                (426)
-------------------------------------                                              --------             --------
NET CASH USED IN FINANCING ACTIVITIES                                                (4,073)              (3,514)
-------------------------------------                                              --------             --------
NET INCREASE (DECREASE) IN CASH                                                        (889)                  88
Cash at beginning of period                                                           1,202                  395
                                                                                   --------             --------
CASH AT END OF PERIOD                                                              $    313             $    483
                                                                                   ========             ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Machinery and equipment, net of trade-in, acquired under capital leases            $      -             $     10
Accrued warrant repurchase obligation                                              $    375             $      -
Payment of liability with property and equipment                                   $     46             $      -



    The accompanying notes and independent accountant's report should be read in conjunction with the consolidated financial statements.

                        SEMX CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SEMX Corporation ("SEMX") and its wholly and majority owned subsidiaries. As used herein, the term "Company" refers to SEMX, including its predecessors and subsidiaries, unless the context indicates otherwise. The Consolidated Balance Sheet at March 31, 2003 and the Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company and are unaudited. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the results for the interim periods. Such results are not necessarily indicative of results to be expected for the full year. The Consolidated Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The financial statements included herein for the three month periods ended March 31, 2003 and 2002 have been reviewed in accordance with Statement on Auditing Standards No. 100 "Interim Financial Information" (which supersedes Statement on Auditing Standards No. 71) by the Company's independent accountants.

In conjunction with a strategy to focus on its core business, in the fourth quarter of 2001 the Company's Board of Directors made a decision to discontinue the operations of its Wafer Reclaim Services Group. The Company's Wafer Reclaim Services Group reclaimed silicon test wafers for the semiconductor industry through facilities located in North America, Europe and Asia. The Company completed the sale of the assets and selected liabilities of its North American operations ("ASP US") on February 28, 2002. In addition the Company completed the sale of the stock of its European operation ("ASP BV") on May 2, 2002. The Company is attempting to sell its Singapore operation ("ISP"), which is anticipated to occur in 2003.

In the third quarter of 2002, the Company's Board of Directors made a decision to discontinue the operations of the Polese Company, Inc. ("Polese Company"). The Polese Company manufactured microelectronic ceramic products. The Company completed the sale of the stock of the Polese Company on January 15, 2003.

Accordingly, as of December 31, 2002 SEMX operates in one principal segment: semiconductor packaging materials. The Semiconductor Packaging Materials Group includes the Company's Semiconductor Packaging Materials Company ("SPM") and its foreign subsidiaries located in Morocco and Malaysia. For comparability, certain 2002 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2003, including the adjustments necessary to conform to the discontinued operations presentation of the Wafer Reclaim Services Group and the Polese Company during 2002.

The Company has recorded a full valuation allowance for income tax benefits arising from the operating loss incurred during the periods presented due to uncertainty about future utilization of such loss. However, as future profits are recognized, the Company will not include a tax accrual thereon until the excluded benefits are fully utilized.

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

The Company does not believe that any recently issued, but not yet effective, accounting standards will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

NOTE 2.  FINANCIAL RESULTS AND LIQUIDITY:

The Company's independent public accountants have included a going concern explanatory paragraph in their audit report accompanying the December 31, 2002 audited consolidated financial statements. The paragraph states that the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expired on March 31, 2003, has a banking arrangement that expires on April 30, 2003 and that the Company's preferred shareholders currently have the ability to redeem the preferred stock for cash in an amount that would exceed available funds, which raise substantial doubt about the Company's ability to continue as a going concern. The report identifies the fact that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

In January 2003 the Company completed the sale of its Polese Company subsidiary. In addition the Company is attempting to sell its 50.1% interest in the Singapore based ISP facility and obtain the return of S$4,000 (US$2,288) from a letter of credit drawn in favor of ISP's lender that occurred in October 2002.

The Company anticipates that the proceeds from the consummation of these transactions will enable the Company to pay off its bank debt and provide liquidity. The Company expects, but cannot give absolute assurance that, provided it can attain the concurrence of the preferred shareholders, it will be able to reorganize around its SPM division and continue its operations.

The Company's continuing operations incurred losses of $1,917 during the year ended December 31, 2001 and $6,482 during the year ended December 31, 2002. These results are primarily attributable to a decrease in sales, increased professional fees during 2002, and increased valuation allowances against deferred tax assets. Although the Company has initiated various cost reduction programs including headcount reductions, salary freezes and shifting production overseas in response to the sharp declines in revenues, the Company's fixed manufacturing, facilities costs and public company expenses are such that profitability was not achieved in these periods.

The Company may need additional cash to meet its working capital needs until revenues increase, additional cost reductions take place and a return to profitability is achieved. The Company's revolving credit facility, which expired on April 30, 2003, is collateralized by substantially all of the Company's domestic assets. Due to revenue declines during 2002, the Company's eligible accounts receivable and inventory have decreased, thereby limiting the Company's ability to borrow under its credit facilities. Further, the Company has a gold consignment lending agreement that provides for the supply of gold used in the Company's manufacturing process, which has been extended until June 30, 2003. While there is no assurance that funding will be available to support future liquidity needs, the Company's lenders have extended the credit facilities on a provisional basis, and the Company is currently working to obtain further extensions on both of its lending arrangements.

The Company's Series B Preferred Stock Agreements contain a provision that currently allows the preferred shareholders to redeem the stock for cash on or after April 3, 2003. In addition, the Warrant repurchase formula requires an additional amount, currently $4,300, to be paid to the Series B Preferred Shareholders. This amount has been accrued at March 31, 2003. As of May 15, 2003, the investors have not called for redemption of the Preferred Stock. In the event that both short and long-term support from its current or replacement lenders and from its Preferred Stock investors is not available, the Company is exploring alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company's assets.

On March 10, 2003 the NASDAQ National Market Exchange delisted SEMX's Common Stock due to the Company's failure to comply with the NASDAQ requirements as to minimum market value of publicly held securities or minimum bid price per share. The Company's Common Stock is now traded on the Over-the-Counter Bulletin Board (OTCBB).

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The Company is attempting to sell ISP as soon as practicable, the proceeds of which will be used to repay debt and provide additional liquidity to the remaining business. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.

NOTE 3.  LOSS PER SHARE

Basic and diluted loss per share is computed based on the weighted average number of common shares outstanding during the period. Net loss attributable to common shareholders reflects preferred stock dividends and the accretion of related costs on the Company's Redeemable Preferred Stock issued on June 1, 2000, including the accrual of costs related to a preferred stock warrant repurchase agreement. Common stock equivalents have been omitted as their inclusion would be antidilutive.

NOTE 4.  STOCK-BASED COMPENSATION

The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS No. 148"), which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 148 requires prominent disclosures in both annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for employee stock options under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company does not recognize compensation expense related to employee stock options, since options are granted at exercise prices equal to the fair market value on the date of grant. The following table presents the effect on the Company's net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:


QUARTER ENDED MARCH 31,                                                     2003               2002
------------------------------------------------------------------     ---------------    ---------------
Net loss attributable to common shareholders - as reported               $   (2,204)        $   (3,374)
==================================================================     ===============    ===============
Total stock-based employee compensation expense determined under
fair value based method                                                         (87)              (109)
==================================================================     ===============    ===============
Net loss attributable to common shareholders - pro forma                 $   (2,291)        $   (3,483)
==================================================================     ===============    ===============
Loss per share - Basic and diluted -as reported:                         $    (0.35)        $    (0.53)
                                                                       ===============    ===============
Loss per share - Basic and diluted -pro forma:                           $    (0.36)        $    (0.55)
                                                                       ===============    ===============

NOTE 5.  DISPOSITIONS

The Company completed the sale of the assets of its ASP US business on February 28, 2002 for gross proceeds of approximately $6,200 and the assumption of certain liabilities. In conjunction with the sale the purchaser held $300 in escrow subject to the absence of certain conditions as defined in the sale agreement and the resolution of any adjustments for changes in working capital between the letter of intent signing and the February 28, 2002 closing date. This amount has not yet been received. $1,300 of the proceeds was used to pay down the Company's term debt outstanding under the PNC Credit Facility and the balance after severance and professional fees was used to pay the revolving credit borrowings.

The Company completed the sale of the stock of its Netherlands based ASP BV subsidiary on May 2, 2002 for gross proceeds of approximately $1,167 and the assumption of certain liabilities of the business. The balance of the proceeds, after closing costs, were used to pay down revolving credit borrowings.

The Company completed the sale of the stock of the Polese Company on January 15, 2003 for net proceeds of approximately $3,800 (after the assumption of certain lease obligations by the buyer, and assumption of certain legal matters by the seller). After deducting amounts placed in escrow of approximately $500 and transaction fees paid of approximately $200, the remaining proceeds of approximately $3,100 were used to pay down approximately $600 of term debt outstanding and approximately $2,500 of revolving credit borrowings.


NOTE 6.  INVENTORY

Inventories consisted of the following:

                                March 31, 2003
                                 (Unaudited)            December 31, 2002
                                --------------          -----------------

Raw materials                     $    814                 $      863
Work-in-process                        694                        602
Finished goods                         432                        493
                                  --------                 ----------
                                  $  1,940                 $    1,958
                                  ========                 ==========

The Company has a consignment arrangement with a bank, as described in Management's Discussion and Analysis, which provides for the leasing of precious metals by the Company. The Company pays for these precious metals based on actual usage.

NOTE 7.  COMPREHENSIVE LOSS

The components of the Company's total comprehensive loss were:

                                                                      Three Months Ended
                                                                          March 31,
                                                                  2003                 2002
                                                               ---------           -----------
Net Loss:                                                      $  (1,602)          $    (3,173)
Foreign currency translation adjustment, net of taxes                  6                    (7)
                                                               ---------           -----------
Total Comprehensive Loss                                       $  (1,596)          $    (3,180)
                                                               =========           ===========


NOTE 8.  DISCONTINUED OPERATIONS

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

On February 28, 2002, the Company completed the sale of the assets of its Wafer Reclaim Services Group's ASP US subsidiary and on May 2, 2002, the Company completed the sale of the stock of its Netherlands-based ASP B.V. subsidiary. The cash proceeds of these sales (See Footnote 5, Dispositions) were credited to the net current assets attributable to discontinued operations. The Company is attempting to sell its 50.1% interest in its Singapore-based ISP business unit and obtain the return of the S$ 4,000 (US$ 2,288) Letter of Credit which was drawn down by ISP's lender in October 2002.

During the quarter ended March 31, 2002, the Wafer Reclaim Services Group recorded service revenues of $2,892 and had no net loss as an estimated loss from the Wafer Reclaim Services Group operations and disposal was recorded at December 31, 2001. During the quarter ended March 31, 2003, the Discontinued Wafer Reclaim Services Group recorded service revenues of $1,434 and had net income of $32, which was offset by a $32 loss on disposal in the loss from discontinued operations.

During the third quarter of 2002, the Company's Board of Directors made a decision to discontinue the operations of its San Diego based Polese Company business. Accordingly, the Company reported the results of operations of the Polese Company as discontinued operations and as of December 31, 2002, recorded a $5,940 expected loss on disposal and an impairment of Polese Company goodwill in the amount of $1,514.

The Polese Company's revenues for the quarter ended March 31, 2002 and 2003 were $4,044 and $485 respectively. The Polese Company's losses from operations for the first quarter ended March 31, 2002 and 2003 were $2,588 and $167, respectively. The loss on disposal of Polese Company in the quarter ended March 31, 2003 was $1,393 which resulted from additional adjustments to Polese Company's disposal and included the writedown of any remaining escrow receivable at March 31, 2003 due to uncertainty regarding its collectibility.

On the accompanying December 31, 2002 balance sheet, the Polese assets held for sale of $13,406 are classified as a current asset and reflect write downs related to the impairment of $1,514 in goodwill as well as the $5,940 expected loss on disposal.

The components of amounts reflected in the balance sheets related to discontinued operations are as follows:

                                                                  March 31, 2003      December 31, 2002      December 31, 2002
                                                                  Services Group           Polese              Services Group
                                                                  --------------      -----------------      -----------------
Current Assets                                                        $4,272             $   3,109                $   4,637
Property Plant and Equipment, net and other long term assets           6,009                16,237                    6,249
Expected loss on disposal                                               (956)               (5,940)                    (956)
                                                                      ------             ---------                ---------
Assets attributable to discontinued operations                         9,325                13,406                    9,930
                                                                      ======             =========                =========
Current liabilities to be assumed                                     $6,687             $  10,517                $   7,292
                                                                      ======             =========                =========

On the accompanying balance sheet, remaining net assets attributable to discontinued operations relate to ISP, and are classified as current assets and current liabilities.


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

RESULTS OF OPERATIONS - FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

REVENUE:

Total revenue for the first quarter 2003 of $3,449,000 increased $399,000 or 13.1% as compared to the first quarter 2002, reflecting higher customer requirements in the electronics sectors that the Group serves. SPM's increased first quarter 2003 sales reflect increased gold wire sales, somewhat offset by lower sales at most overseas locations.

The Company does a significant amount of international business, both from its domestic locations as well as through overseas manufacturing locations. Domestic and international sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first quarter of 2003 was 42.3%, as compared to 40.7% for the first quarter of 2002. Domestically sourced sales of the Company's products into foreign markets, as a percentage of consolidated revenue during the first quarter of 2003 was 24.9%, as compared to 18.5% for the first quarter of 2002. The majority of domestically sourced foreign sales contracts are written in US dollars with payment remitted directly in US dollars. Therefore, there is a reduced risk of currency exposure.

The Company has a foreign manufacturing facility in Morocco, Semiconductor Materials S.A.R.L. ("S.A.R.L.") and two foreign manufacturing businesses in Malaysia, SPM(M) SDN.BHD ("SPM(M)"), and SPM Tape on Reel Industries (M) SND.BHD ("SPM TOR"). During the first quarter of 2003, the Company derived revenue from S.A.R.L. of $415,000 and revenue from SPM(M) of $187,000. All revenue from SPM TOR are intercompany sales. Sales for S.A.R.L. are conducted in the local currency of Dirhams, and SPM(M) and SPM TOR sales are conducted in U.S. dollars, and constitute a foreign sales percentage of 17.4 % in 2003 and 22.2 % in 2002. These sales are subject to currency fluctuations, although exchange rate fluctuations have not historically been large during the periods the Company has operated in these jurisdictions.

The Company's consolidated backlog from continuing operations as of March 31, 2003 was approximately $2,175,000 compared to a backlog of approximately $2,099,000 at March 31, 2002 and $1,663,000 at December 31, 2002. The increase in consolidated backlog from the prior year and December 31 period was primarily due to greater orders from a major customer, as well as a new product introduction. The Company believes the majority of the consolidated backlog at March 31, 2003 includes orders that are expected to be shipped within one year.

GROSS PROFIT:

Gross profit of $1,082,000 for the first quarter 2003 increased by $119,000, or 12.4%, from the first quarter 2002. The gross profit increase primarily reflects greater sales of products during the period. The gross margin remained basically unchanged at 31.4% for the first quarter of 2003, as compared to last year's first quarter of 31.6%.

SELLING, GENERAL AND ADMINISTRATIVE:

Selling, general and administrative ("SG&A") expenses in the first quarter 2003 decreased by $476,000, or 32.2% from the comparable 2002 period. The decrease in SG&A during the first quarter 2003 was due to cost reductions and lower professional fees. SG&A expenses as a percentage of revenue decreased from 48.5% in the first quarter 2002 to 29.1% for the first quarter 2003 due to the increase in sales.

INTEREST EXPENSE (NET):

Net interest expense for the first quarter 2003 increased by $4,000 from the first quarter 2002. The slight increase in net interest expense is due to greater debt levels and capital leases used to finance capital expenditures, slightly offset by lower interest rates.


PROVISION FOR INCOME TAXES:

The Company has recorded a provision for income taxes from continuing operations for first quarter of 2003 for

$48,000 relating to foreign taxes at an overseas subsidiary and has not recorded any tax benefit in 2002 due to uncertainty as to whether certain income tax benefits from net operating loss and credit carryforwards will be utilized before their expiration.

NET LOSS:

As a result of the above, the Company had a loss from continuing operations of $42,000 for the first quarter 2003 as compared to a loss from continuing operations of $585,000 for the first quarter 2002.

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:

Net loss attributable to common shareholders is the numerator in the Company's calculation of Basic and Diluted Income per common share and reflects dividends and the accretion of related costs of the Series B Preferred Stock issued on June 1, 2000. The Company accrues approximately $201,000 per month representing dividends payable, accretion of closing and other costs related to the Series B Preferred Stock, as well as an additional amount pursuant to a warrant repurchase formula contained in the Series B Preferred Stock warrant agreement. As of March 31, 2003, the Company has accrued $4,300,000 pursuant to this warrant repurchase formula.

DISCONTINUED OPERATIONS - FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

During the fourth quarter of 2001, the Company's Board of Directors made a decision to dispose of the Wafer Reclaim Services Group which includes American Silicon Products ("ASP"), American Silicon Products B.V. ("ASP B.V.") and Singapore based, International Semiconductor Products Pte. Ltd. ("ISP") business units. The Wafer Reclaim Services Group's revenues for the three months ended March 31, 2003 were $1,434,000 as compared to revenues of $2,892,000 for the three months ended March 31, 2002. The Wafer Reclaim Services Group revenue decrease for the three months ended March 31, 2003 compared to the prior year period was the result of the disposition of ASP and ASP B.V. in 2002.

The Wafer Reclaim Services Group expected loss from discontinued operations and the expected loss on disposition were recorded at December 31, 2001, therefore no losses were recorded for the quarter ended March 31, 2002. During the quarter ended March 31, 2003, ISP had net income of $32,000, which was offset by a $32 loss on disposal in the loss from discontinued operations.

In February 2002, the Company completed the sale of the assets of the ASP US business as described more fully below in Liquidity and Capital Resources. In addition, in May 2002 the Company completed the sale of the ASP BV business unit as described more fully below in Liquidity and Capital Resources. The Company is attempting to sell its 50.1% interest in its Singapore-based ISP business unit, which is anticipated to occur in 2003.

During the third quarter of 2002, the Company's Board of Directors made a decision to dispose of its Polese Company and recorded a loss on disposal of discontinued operations of $5,940,000 and an impairment loss of $1,514,000. The Polese Company's revenues for the first quarter ended March 31, 2003 and 2002 were $485,000 and $4,044,000 respectively. The Polese Company's net operating losses for the first quarter ended March 31, 2003 and 2002 were $167,000 and $2,588,000 respectively. The loss on disposal of Polese Company in the quarter ended March 31, 2003 was $1,393,000 which resulted from additional adjustments to Polese Company's disposal and included a writedown of any remaining escrow receivable at March 31, 2003 due to uncertainty regarding its collectibility. The Company completed the sale of the stock of the Polese Company in January 2003, as described more fully below in Liquidity and Capital Resources.


CRITICAL ACCOUNTING POLICIES:

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial

Statements in Form 10-K for the year ended December 31, 2002 describes the significant accounting polices and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, the accounting for revenue recognition, allowance for doubtful accounts, goodwill impairments, long-lived assets, and income taxes. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

REVENUE RECOGNITION:

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

GOODWILL AND OTHER INTANGIBLE ASSETS:

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the excess of the purchase price over the fair value of identifiable net assets of acquired companies to goodwill. Other intangible assets primarily represent technology rights and intellectual property.

IMPAIRMENT OF LONG-LIVED ASSETS:

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

DEFERRED TAX VALUATION ALLOWANCE:

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

The Company's independent public accountants have included a going concern explanatory paragraph in their audit report accompanying the December 31, 2002 audited consolidated financial statements. The paragraph states that the Company has suffered recurring losses from operations, has a working capital deficiency, has a gold consignment lending agreement which expired on March 31, 2003, has a banking arrangement that expires on April 30, 2003 and that the Company's preferred shareholders currently have the ability to redeem the preferred stock for cash in an amount that would exceed available funds, which raise substantial doubt about the Company's ability to continue as a going concern. The report identifies the fact that the financial statements do not include adjustments that might result from the outcome of this uncertainty.

In January 2003 the Company completed the sale of its Polese Company subsidiary. In addition, the Company is attempting to sell its 50.1% interest in the Singapore based ISP facility and obtain the return of S$ 4,000,000 ($2,288,000) in proceeds from a letter of credit drawn in favor of ISP's lender that occurred in October 2002.

The proceeds from the consummation of these transactions will enable the Company to pay off its bank debt and provide liquidity. The Company expects, but cannot give absolute assurance that, provided it can attain the concurrence of the preferred shareholders, to reorganize around its SPM division and continue its operations.

The Company's continuing operations incurred net losses of $1,917,000 during the twelve months ended December 31, 2001 and $6,482,000 during the twelve months ended December 31, 2002. These results are primarily attributable to a decrease in sales combined with increased professional fees during 2002 and increased provision for income taxes due to the Company's troubled financial situation and various sales transactions taking place during the year. Although the Company has initiated various cost reduction programs including headcount reductions, salary freezes and shifting production overseas in response to the sharp declines in revenues, the Company's fixed manufacturing, facilities costs and public company expenses are such that profitability was not achieved in these periods.

The Company may need additional cash to meet its working capital needs until revenues increase, additional cost reductions take place and a return to profitability is achieved. The Company's revolving credit facility, which expired on April 30, 2003, is collateralized by substantially all of the Company's domestic assets. Due to revenue declines during 2002, the Company's eligible accounts receivable and inventory have decreased thereby limiting the Company's ability to borrow under its credit facilities. Further, the Company has a gold consignment lending agreement that provides for the supply of gold used in the Company's manufacturing process, which has been extended until June 30, 2003. While there is no assurance that funding will be available to support future liquidity needs, the Company's lenders have extended the credit facilities on a provisional basis, and the Company is currently working to obtain further extensions on both of its lending arrangements.

The Company's Series B Preferred Stock Agreements contain a provision that currently allows the preferred shareholders to redeem the stock for cash on or after April 3, 2003. In addition, the Warrant repurchase formula would require an additional amount, currently $4,300,000 to be paid to the Series B Preferred Shareholders. This amount has been accrued at March 31, 2003. As of May 15, 2003, the investors have not called for redemption of the Preferred Stock. In the event that both short and long-term support from its current or replacement lenders and from its Preferred Stock investors is not available, the Company is exploring alternatives. The Company has hired professional advisors to assist with these efforts that could include, but are not limited to, strategic combinations, additional equity investors, alternative lenders, and selling substantially all of the Company assets.

On March 10, 2003 the NASDAQ National Market Exchange delisted SEMX's Common Stock due to the Company's failure to comply with the NASDAQ requirements as to minimum market value of publicly held securities or minimum bid price per share. The Company's Common Stock is now traded on the Over-the-Counter Bulletin Board (OTCBB).

Management believes that despite the financial uncertainties going forward it has valuable manufacturing processes and technology and that it is capable of profitability provided that sufficient liquidity is preserved. The Company is attempting to sell ISP as soon as practicable, the proceeds of which will be used to repay debt and provide additional liquidity to the remaining business. The support of the Company's vendors, customers, lenders, investors, stockholders and employees will continue to be essential to the Company's future success.

SUMMARY OF 2003 ACTIVITY:

At March 31, 2003, the Company had cash and cash equivalents of $313,000, and an available balance on its revolving credit facility of $482,000, as compared to $483,000 and $1,102,000, respectively, at March 31, 2002.

Net cash provided by operating activities in the first quarter of 2003 amounted to $163,000 as compared to net cash used of $1,238,000 in the comparable 2002 period. Cash provided by operations increased compared to 2002 principally as a result of 2003 income and working capital changes.

Cash provided by investing activities amounted to $3,021,000 in the first quarter of 2003, compared to cash provided of $4,840,000 in the prior year period. Sales of the Company's Polese business unit in 2003 and its ASP business unit during 2002 provided cash proceeds of $3,087,000 and $5,512,000 respectively (net of related costs). During the three months ended March 31, 2003 and 2002, the Company invested $66,000 and $219,000, respectively, in property and equipment. This investment excludes $10,000 in the 2002 period for equipment acquired under capital leases.

Net cash used by financing activities amounted to $4,073,000 in the first quarter of 2003 as compared to cash used of $3,514,000 during the 2002 period. During the first quarter of 2003, the Company made payments of $78,000 under capital leases, repaid $1,191,000 under bank term loan facilities and other long-term instruments, and repaid $2,804,000 under its revolving credit facility. During the first quarter of 2002, the Company made payments of $426,000 under capital leases, repaid $1,142,000 under bank term loan facilities and other long-term instruments, and repaid $1,954,000 under its revolving credit facility, and received proceeds of $8,000 from the exercise of stock options.


FEDERAL REFUND AND CARRYBACK CLAIM:

Under the Federal Economic Stimulus Act signed into law during 2002, the period for carrying back losses to generate income tax refunds was extended from three to five years. The Company expects to recognize a net Federal income tax refund in 2003 of $519,000 which represents the carryback claim for 2002 losses.

CREDIT FACILITIES:

On November 1, 1999, the Company entered into a Revolving Credit, Term Loan and Security Agreement with the Business Credit section of PNC Bank. The Credit Facility replaced revolving credit and term loan facilities the Company had with other banks. The current Credit Facility has a three-year term, which expired on October 31, 2002. It consists of a formula-based, as amended, $5,000,000 revolving credit facility and an original $6,234,000 term loan, that are collectively secured by substantially all of the Company's domestic assets and the stock of the Company's foreign subsidiaries. Revolving credit facility availability of up to S$4,000,000 Singapore dollars (approximately $2,288,000
US) was reserved for issuance of a standby letter of credit in support of the Company's partial guarantee of ISP's debt. The interest rate on revolving credit borrowings is, at the Company's option, based on either the prime rate or a floating Eurodollar rate plus a margin of 2.75%. At the Company's option, the term loan interest rate is based on either prime plus 0.5% or a floating Eurodollar rate plus a margin of 3.0%. On July 18, 2002 PNC imposed a 2% per annum surcharge on the interest rates otherwise in effect under the Credit Agreement. Principal payments under the $6,234,000 term loan are due in equal monthly installments of $74,214 over the three-year term. Full payment of outstanding debt was due on October 31, 2002. In April 2001, the Company entered into an additional $1,447,000 term borrowing under the PNC facility, subject to the same terms and amortization as the original term loan. The proceeds from the term loan were used to pay down an equivalent amount of revolving credit borrowings. At the February 28, 2002 closing of the sale of the assets of the ASP US subsidiary, the Company repaid $1,300,000 of the term loan balance and PNC placed a reserve of $1,200,000 upon the Company's formula-based borrowing that was reduced to $600,000 during the first quarter of 2002. As of December 31, 2001 and March 31, 2002, the

Company was not in compliance with certain financial ratio covenants as defined in the Credit Facility. PNC waived the covenant violation existing at December 31, 2001 and March 31, 2002. As of September 30, 2002, the Company was not in compliance with certain financial ratio covenants as modified previously. As the Revolving Credit borrowings were classified as Short-term liabilities on the Company's September 30, 2002 balance sheet due to the maturity on October 31, 2002, the Company declined to request a waiver from PNC as of September 30, 2002. PNC granted the Company a provisional extension of the Credit Facility, pending completion of a written agreement, which was signed on December 16, 2002. On January 15, 2003, the Company completed the sale of the stock of the Polese Company and repaid PNC approximately $2,500,000 of revolving credit borrowings, and approximately $600,000 of term loan indebtedness. On February 11, 2003 the Company and PNC signed an extension of the Credit Facility until April 30, 2003, which amended the maximum revolving advance amount to $2,000,000, and required ACI (the Company's majority preferred shareholder) to post a $400,000 Letter of Credit in the Company's behalf. The Company is current on its payments of all interest and principal under the Credit Facility. The Credit Facility expired on April 30, 2003, and the Company is currently seeking an extension of the borrowing agreement with PNC.

In December 1996, the Company entered into a consignment agreement (the "Gold Consignment Agreement") with Fleet Precious Metals ("FPM"), which, as most recently amended on April 1, 2003, expires June 30, 2003. Under the Gold Consignment Agreement, the Company utilizes gold in its manufacturing process. This consigned gold is not owned by the Company and accordingly is not included in inventory on the accompanying financial statements. As the Company ships finished goods manufactured with the consigned gold from FPM, it purchases gold in the open market to replenish the consignment. The Gold Consignment Agreement, as amended in April 2003, reduced the amount of gold on consignment not to exceed the lesser of 1,375 troy ounces of gold or gold having a market value of $500,000. At December 31, 2002, the Company's obligation under the Gold Consignment Agreement was approximately 1,435 troy ounces of gold valued at approximately $498,000. The Gold Consignment Agreement requires the Company to pay a consignment fee, presently at a rate of 10.0% per annum, based upon the value of all gold consigned to the Company. This consignment fee is included in interest expense. The amended facility with FPM is a demand facility and provides that the Company maintain its owned gold of at least 10% of the consignment, and return $10,000 per week in the form of either cash or gold to FPM through the June 30, 2003 expiration. In order to provide additional collateral to FPM, the Company's preferred stock investors issued a $350,000 standby letter of credit in favor of FPM. Should FPM demand return of the consigned gold and should the Company be unable to replace the consignment facility, there would be a material adverse impact to the Company. The Company is current on its payment of interest on the FPM consignment interest and is maintaining the required Gold levels under the agreement.

In August, 2000, the Company's 50.1% owned ISP subsidiary refinanced its existing debt and entered into a credit facility with Keppel Tatlee Bank. The facility provides for a total of S$11,950,000 (approximately $6,760,000 US) in term and overdraft borrowings secured by ISP's property and equipment and is partially guaranteed by the Company. Interest on the facility is payable at rates ranging from 3.5% to 6.75% and the loans are repayable in monthly installments over a period of five to ten years. In conjunction with the refinancing, the Company was able to reduce its guarantee of ISP's debt from S$5,000,000 Singapore dollars (approximately $2,830,000 US) to S$4,000,000 (approximately $2,288,000 US). The reduced guarantee was secured by a standby letter of credit of up to S$4,000,000 issued by PNC Bank in favor of ISP's lenders, which was subject to renewal as of September 2002. In October of 2002 Keppel Tatlee's successor, Overseas Chinese Bank issued instructions to PNC bank to draw this standby letter of credit due to a technical event of default, as defined by ISP's lending agreements, and the Company's inability to renew the standby letter of credit as a result of the maturity of its PNC Credit facilities. PNC made payment under this facility, thereby increasing the Company's debt. The Company is attempting to sell its 50.1% interest in the Singapore based ISP facility and obtain the return of S$4,000,000 in proceeds from the letter of credit drawn in favor of ISP's lender. The sale is anticipated to occur in 2003.

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

On May 20, 2002, the Company and ACI entered into an additional agreement that provided that: the redemption price for the Preferred Stock would not in any event be due prior to April 3, 2003. Accordingly, ACI may demand redemption of the Preferred Stock at any time after April 3, 2003. On July 17, 2002, ACI provided a standby letter of credit of $250,000 as additional collateral required for the Company's Gold Consignment Agreement with FPM. On October 31, 2002, ACI increased the standby letter of credit to $350,000 and extended its expiration date until April 30, 2003 as a condition of the January 29, 2003 amendment to the Gold Consignment Agreement between the Company and FPM. Due to the recent trading level of the Company's common stock and the significant uncertainty about the Company's future liquidity, management has concluded that it is reasonably probable that the above-mentioned Warrant Repurchase Formula will apply and has accrued an amount through March 31, 2003 of $4,300,000 pursuant to the formula. During September 2002, the Company notified the ACI investors that it had elected to pass on the semiannual dividend due September 30, 2002. The internal rate of return presently governed by the revised Warrant Repurchase Formula above is higher than the increased dividend rate that would normally result from passing two dividends, and therefore no additional accrual was necessary. The Company has accrued dividends payable of $899,000 through March 31, 2003.

DISCONTINUED OPERATIONS:

The Company completed the sale of the assets of its ASP US business to Rockwood Specialties on February 28, 2002 for gross proceeds of approximately $6,200,000 plus the assumption of certain liabilities by the purchaser. In conjunction with the sale the purchaser held $300,000 in escrow subject to the absence of certain conditions as defined in the sale agreement and the resolution of any adjustments for changes in working capital between the letter of intent signing and the February 28, 2002 closing date. $1,300,000 of the proceeds were used to pay down term debt outstanding under the PNC Term Loan Facility and the balance after severance and professional fees was used to pay the revolving credit borrowings. On May 2, 2002, the Company completed the sale of the stock of ASP BV for cash proceeds of approximately $1,100,000 which were used to pay revolving credit borrowings. The Company is attempting to sell its 50.1 % interest in Singapore based ISP in 2003, including a return of the proceeds from a standby letter of credit drawing as described above.

On January 15, 2003, the Company completed the sale of the stock of the Polese Company to Schwarzkopf Technologies Corporation for net proceeds of approximately $3,800,000 (after the assumption of certain lease obligations by the buyer, and assumption of certain legal matters by the seller). After deducting escrow of approximately $500,000 and paying transaction fees of approximately $200,000, the remaining proceeds of approximately $3,100,000 were used to pay down approximately $600,000 of term debt outstanding to PNC, and approximately $2,500,000 of revolving credit borrowings.

As of December 31, 2002, the Company had recorded accruals for the estimated loss on sale of the Discontinued Operations. Management of the Company believes that the remaining ISP subsidiary has sufficient liquidity from operations and banking facilities, such that no additional funding from continuing operations is anticipated.

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

OUTLOOK:

The Company may need additional cash to meet its working capital needs until revenues increase and a return to profitability is achieved. While there is no assurance that funding will be available to support future liquidity needs, the Company is in preliminary discussions with replacement lenders, as well as with current lenders to extend its existing credit facilities which expired on April 30, 2003 and which have been extended on a provisional basis.

The Company is attempting to sell its 50.1% interest in the Singapore based ISP facility and obtain the return of S$4,000,000 (US$ 2,288,000) letter of credit drawn in favor of ISP's lender. The Company believes the proceeds from successful consummation of these transactions would enable the Company to pay off its bank debt and provide liquidity for the Company to reorganize around its SPM division and continue its operations with the concurrence of its preferred stock investors.

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

ITEM 4. CONTROLS AND PROCEDURES

SEMX's Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer ("CEO / Acting CFO") conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended ("the Exchange Act")) as of a date within 90 days prior to the filing of this quarterly report ("the Evaluation Date"). Based on such evaluation, the CEO / Acting CFO has concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company (including its consolidated subsidiaries), which is required to be included in the Company's periodic filings under the Exchange Act, has been made known to him in a timely fashion.

There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses, subsequent to the Evaluation Date.



PART II.  OTHER INFORMATION


ITEMS 6. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

Exhibits:

- Exhibit 99.1 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K:

- Form 8-K filed January 30, 2003 - Sale of the Polese Company

- Form 8-K filed March 4, 2003 - SEMX Corporation Stock Delisting

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SEMX CORPORATION

       Date: May 20, 2003
                                     By: /s/ Gilbert D. Raker
                                        -------------------------------------
                                     Name:  Gilbert D. Raker
                                     Title: Chairman of the Board, President,
                                            Chief Executive Officer and Acting
                                            Chief Financial Officer

       CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
            EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002


I, Gilbert D. Raker certify that:

     1.  I have reviewed this quarterly report on Form 10-Q of SEMX Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

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

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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


Date: May 20, 2003



                          By:  /s/ Gilbert D. Raker
                             ---------------------------------
                                   Gilbert D. Raker,
                                   Chairman, President, Chief Executive Officer
                                   and Acting Chief Financial Officer